Form 10-Q
period 1996-06-30
AMERICAN SAFETY RAZOR CO
filed 1996-07-24
CIK 750339

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter Ended June 30, 1996

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ___________


                          Commission File Number 0-21952


                          AMERICAN SAFETY RAZOR COMPANY
              (Exact name of registrant as specified in its charter)



        Delaware                                54-1050207
   ------------------------                     ----------------------
   (State of incorporation)                     ( I. R.S . Employer
                                                Identification Number)


   Razor Blade Lane, Verona, Virginia 24482     (540) 248-8000
   ----------------------------------------     -----------------------------
   (Address of principal executive offices,     Registrant's Telephone Number
    including zip code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.     Yes [x]   No  [ ]


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 19, 1996.


             Class                              Outstanding at July 19, 1996
             -----                              ----------------------------

   Common Stock, $.01 Par Value                      12,092,849

                          AMERICAN SAFETY RAZOR COMPANY


                                      Index



                                                                    Page Number

   Part I.    Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995                       1

              Condensed Consolidated Statements of Income
              Three and six months ended
              June 30, 1996 and June 30, 1995                           3

              Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 1996 and June 30, 1995          4

              Notes to Condensed Consolidated Financial Statements      5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7


   Part II.   Other Information

     Item 1.  Legal Proceedings                                         10

     Item 6.  Exhibits and Reports on Form 8-K                          10

   Signatures                                                           11

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                      June 30,  December 31,
                                                        1996       1995
                                                      --------  ------------
                                                      (Unaudited)

   ASSETS

   Current assets:
     Cash and cash equivalents                        $    435  $  2,147
     Trade receivables, net                             38,756    33,100
     Inventories                                        46,036    38,577
     Deferred income taxes                               3,622     3,498
     Prepaid expenses                                    1,526     1,363
                                                      --------  --------

       Total current assets                             90,375    78,685

   Property and equipment, net                          59,661    49,578

   Intangible assets, net:
     Goodwill                                           71,307    70,475
     Other                                               5,487     5,921
                                                      --------  --------
                                                        76,794    76,396

   Prepaid pension cost and other                        3,615     3,604


                                                      --------  --------
   Total assets                                       $230,445  $208,263
                                                      --------  --------
                                                      --------  --------

   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                      June 30,  December 31,
                                                        1996        1995
                                                      --------  ------------
                                                      (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                 $ 14,694  $ 10,956
     Accrued expenses and other                         19,648    17,926
     Income taxes payable                                  541       713
     Current maturities of long-term obligations         3,105     4,614
                                                      --------  --------
       Total current liabilities                        37,988    34,209

   Long-term obligations                               118,073   105,175

   Retiree benefits and other                           25,302    24,896

   Deferred income taxes                                13,087    13,085


   Stockholders' equity:
     Common Stock, $.01 par value, 25,000,000
       shares authorized; 12,092,849 shares
       issued and outstanding at June 30, 1996
       (11,502,477 at December 31, 1995)                   121       115
     Class B Common Stock, $.01 par value,
       590,372 shares issued and outstanding
       at December 31, 1995                                  -         6
   Additional capital                                   65,756    65,756
   Deficit                                             (28,770)  (33,887)
                                                      --------  --------
   Foreign currency translation                         (1,112)   (1,092)
                                                      --------- --------
                                                        35,995    30,898
                                                      --------  --------
   Total liabilities and stockholders' equity         $230,445  $208,263
                                                      --------  --------
                                                      --------  --------

   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (In thousands, except share data)


                                    Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                   -------------------   ---------------------
                                     1996       1995       1996        1995
                                   -------    -------    --------    --------

   Net sales                       $64,862    $58,102    $122,322    $109,388
   Cost of sales                    42,485     38,375      80,028      71,843
                                   -------    -------    --------    --------

     Gross profit                   22,377     19,727      42,294      37,545

   Selling, general and
      administrative expenses       13,964     12,550      26,695      24,149
   Amortization of intangibles         604        603       1,206       1,151
   Litigation settlement
      expenses                           -        947           -         947
                                   -------    -------    --------    --------

     Operating income                7,809      5,627      14,393      11,298

   Interest expense                  3,061      2,492       5,864       4,835
                                   -------    -------    --------    --------

     Income before income taxes      4,748      3,135       8,529       6,463

   Income taxes                      1,898      1,237       3,412       2,650
                                   -------    -------    --------    --------

     Net income                     $2,850     $1,898      $5,117      $3,813
                                   -------    -------    --------    --------
                                   -------    -------    --------    --------

   Weighted average shares
      outstanding                  12,093,000 12,093,000 12,093,000  12,093,000
                                   ---------- ---------- ----------  ----------
                                   ---------- ---------- ----------  ----------

   Earnings per share:

     Net income                       $.24       $.16       $.42        $.32
                                      ----       ----       ----        ----
                                      ----       ----       ----        ----



   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In thousands)


                                                           Six Months Ended
                                                              June 30,
                                                         ------------------
                                                           1996     1995
                                                         -------   --------

   Operating activities
   Net income                                             $5,117    $3,813


   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                       5,100     4,301
       Amortization of financing costs                       401       502
       Retiree benefits and other                            375       509
       Deferred income taxes                                (122)    1,374
       Changes in operating assets and liabilities,
       net of effects of Bond and ACCO acquisitions:
         Trade receivables                                (2,065)   (3,752)
         Inventories                                      (1,677)   (3,952)
         Prepaid expenses                                    172      (164)
         Accounts payable                                  1,123     1,061
         Accrued and other expenses                        1,119      (563)
         Income taxes payable                               (172)     (174)
                                                          ------    ------

   Net cash provided by operating activities               9,371     2,955

   Investing activities
   Capital expenditures                                   (5,616)   (4,950)
   Purchase of Bond and ACCO, respectively,
     net of cash acquired                                (16,628)   (7,348)
   Other                                                    (101)     (120)
                                                         -------   -------
   Net cash used in investing activities                 (22,345)  (12,418)

   Financing activities
   Proceeds from borrowings                               17,851    14,593
   Repayment of debt                                      (6,589)   (5,147)
                                                         -------   -------
   Net cash provided from financing activities            11,262     9,446
                                                         -------   -------

   Net decrease in cash and cash equivalents              (1,712)      (17)
   Cash and cash equivalents, beginning of period          2,147       678
                                                         -------   -------

   Cash and cash equivalents, end of period                 $435      $661
                                                            ----      ----
                                                            ----      ----


   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

         Notes to Condensed Consolidated Financial Statements (unaudited)


   NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


   NOTE B - INVENTORIES

   Classifications of inventories are as follows:

                                                        June 30,  December 31,
                                                          1996       1995
                                                        --------  ------------

                                                           (In thousands)

   Raw materials                                        $17,873   $16,070
   Work-in-process                                        6,104     5,053
   Finished goods                                        21,125    17,274
   Operating supplies                                     2,920     2,166
                                                        -------   -------
                                                         48,022    40,563
   Excess of current cost over LIFO inventory value       1,986     1,986
                                                        -------   -------
                                                        $46,036   $38,577
                                                        -------   -------
                                                        -------   -------

   NOTE C - OTHER INFORMATION

   The Company's federal income tax returns for 1989, 1990 and 1991 have been examined by the IRS. In addition, the Company's federal income tax returns for 1992, 1993 and 1994 are presently under examination by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In connection with such acquisitions, the Company also incurred approximately $10 million of loan costs and certain other costs, and has expensed certain of those costs and claimed amortization deductions with respect to other such costs. During March 1995, the Company received a revenue agent's report proposing adjustments to the value of the intangible assets which value is substantially below the value assigned to such assets by the Company, resulting in the disallowance of substantially all of the Company's amortization deductions with respect to those assets. In addition, the IRS has proposed adjustments disallowing substantially all of the Company's deductions with respect to the loan costs and certain other costs described above. The Company disagrees with such proposed disallowances, and on May 15, 1995, the Company filed a protest with the IRS with respect to such proposed disallowances. The Company is vigorously contesting such proposed disallowances. The outcome cannot be predicted at this time, and the Company believes that the resolution of these issues could take several years. The Company will continue to evaluate the potential impact on its tax reserves for these issues. However, the Company believes that the ultimate outcome of the above matters will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.

   On March 13, 1996, the Company's shares of Class B Common Stock outstanding of 590,372 were converted into an equal number of shares of Common Stock. Upon such conversion the Class B Common Stock ceased to be authorized.

   Stock options outstanding during the three months and six months ended June 30, 1996 and 1995 did not have a material dilutive effect on weighted average shares outstanding or earnings per share.



   NOTE D - ACQUISITION OF BOND - AMERICA ISRAEL BLADES, LTD. AND A.I. BLADES, INC.

   On March 29, 1996, the Company purchased certain assets of Bond - America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A. I. Blades, Inc. (collectively "Bond") for net consideration of approximately $16.6 million including estimated acquisition related expenses. The agreement also provides for additional consideration of up to $4.0 million with payments over a four year period based on achieving a specified level of earnings during 1996, as defined. The acquisition was accounted for under the purchase method of accounting and was financed by additional borrowings of approximately $8.7 million under the Company's revolving credit facility, a short-term sellers' note of $4.0 million and internally generated funds.

   Bond is engaged in the manufacture and distribution of private-brand and value-brand shaving razors and blades. Its principal operations are located in Nazareth Illit, Israel where it leases approximately 79,000 square feet of manufacturing and warehouse facilities. Shortly after the acquisition, the Company began to consolidate the Carlstadt, New Jersey operations of Bond into its blade operations in Knoxville, Tennessee.

   Pro forma combined results of operations of the Company as if the Bond acquisition occurred on January 1, 1995 are not presented as the effects are not material.


   NOTE E - LONG TERM OBLIGATIONS

   On March 29, 1996, in connection with its acquisition of Bond, the Company borrowed $8.7 million under its revolving credit facility and $4.0 million in the form of a short-term sellers' note. On April 1, 1996, the Company borrowed an additional $4.0 million under its revolving credit facility and paid in full the short-term sellers' note. At June 30, 1996, the Company had utilized $14.0 million of its revolving credit facility and had approximately $36.0 million available for future borrowings under this facility.


   NOTE F - CONTINGENCIES

   During May 1994, American Medical Manufacturing, Inc. ("AMMI") sued the Company based on a group of claims involving the failure by the Company to fulfill an alleged nationwide distribution agreement relating to AMMI's products. The Company denied the existence of any such agreement. In January 1995, the Company won a motion for summary judgment on certain of the claims and filed an appeal to dismiss the remaining claims which was denied. The case was settled in June 1995 for $947,000 ($568,000 after taxes), including legal fees. These settlement expenses have been reflected in the Company's statement of income for the quarter ended June 30, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


   INTRODUCTION

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. On March 29, 1996, the Company purchased certain assets of Bond - America Israel Blades, Ltd. and its wholly-owned U.S. subsidiary, A. I. Blades, Inc. (collectively "Bond"), a manufacturer of private-brand and value-brand shaving razors and blades. Sales by Bond since its acquisition of $3.5 million had an insignificant effect on net income.


   Three Months  Ended June 30,  1996 Compared to  Three Months Ended  June 30,
   1995

   Net Sales. Net sales for the three months ended June 30, 1996 and 1995 were $64.9 million and $58.1 million, respectively, an increase of $6.8 million, or 11.6%. Sales by Bond contributed $3.5 million or 6.1% to the increase. Excluding Bond, net sales of the Company's shaving blades and razors for the three months ended June 30, 1996 totaled $24.9 million, a $0.9 million or 3.6% increase over net sales for the three months ended June 30, 1995 of $24.0 million. Net sales of international shaving products increased 18.1% reflecting stronger sales primarily in Europe, Asia and the Far East and net sales of domestic private-brand shaving products increased 9.5% primarily reflecting continued growth in sales of the Company's MBC trademark product and increased promotional support of products by customers. Net sales of domestic branded shaving products decreased 15.2% primarily resulting from timing differences in product promotions.

   Net sales of bladed hand tools and blades for the three months ended June 30, 1996 and 1995 were $10.5 million and $9.4 million, respectively, an increase of $1.1 million, or 11.3%. This increase primarily reflects an expanding customer base and increased product promotions.

   Net sales of industrial and specialty and medical blades for the three months ended June 30, 1996 and 1995 were $4.4 million and $4.1 million, respectively, an increase of $0.3 million, or 5.9%. Sales of industrial and specialty products increased 5.1% due primarily to new product introductions. Sales of medical products increased 7.2% due to new product introductions and an expanding customer base.

   Net sales of fiber and foot care products for the three months ended June 30, 1996 and 1995 were $13.4 million and $12.4 million, respectively, an increase of $1.0 million or 8.3%. The Company experienced sales growth across its product lines, particularly in cotton pads, swabs and tissues.

   Net sales of the Company's custom bar soap products for the three months ended June 30, 1996 and 1995 were unchanged at $8.2 million.

   Gross Profit. Gross profit increased $2.7 million to $22.4 million during the three months ended June 30, 1996 from $19.7 million for the three months ended June 30, 1995. As a percentage of net sales, gross profit was 34.5% for the three months ended June 30, 1996 and 34.0% for the three months ended June 30, 1995. Gross profit for the Company's razors and blades segment for the three months ended June 30, 1996 and 1995 was 41.2% and 41.9% of net sales, respectively. This decrease was primarily due to lower initial margins in the Bond operations and higher depreciation expense on capacity expansion projects somewhat offset by lower production costs resulting from increased output from the Company's Mexico operations. Fiber and foot care gross profit increased to 20.6% from 17.2% of net sales during the same period primarily reflecting lower material and shipping costs and reduced manufacturing costs resulting from the ongoing consolidation of manufacturing operations. Custom bar soap's gross profit decreased to 22.0% from 22.6% of net sales during the same period primarily reflecting costs associated with the discontinuance of a line of seasonal gift products and increased depreciation expense.

   Operating and Other Expenses. Selling, general and administrative expenses were substantially unchanged at 21.5% of net sales for the three months ended June 30, 1996 compared to 21.6% for the three months ended June 30, 1995. The litigation settlement expenses of $0.9 million, including legal fees for the three months ended June 30, 1995, relate to the AMMI case which was settled in June, 1995. (see Note F to the condensed consolidated financial statements.)

   Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended June 30, 1996 and 1995. Interest expense increased for the three months ended June 30, 1996 to $3.1 million from $2.5 million for the three months ended June 30, 1995 primarily reflecting the higher interest rate resulting from the Company's debt offering in August 1995, and from increased borrowings to finance the Bond acquisition.


   Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

   Net Sales. Net sales for the six months ended June 30, 1996 and 1995 were $122.3 million and $109.4 million, respectively, an increase of $12.9 million, or 11.8%. Sales by Bond contributed $3.5 million or 3.2% to the increase. Excluding Bond, net sales of the Company's shaving blades and razors for the six months ended June 30, 1996 totaled $47.9 million, a 3.0% increase over net sales for the six months ended June 30, 1995 of $46.5 million. Net sales of international shaving products increased 9.4% reflecting stronger sales primarily in Europe, Asia and Mexico and net sales of domestic private-brand shaving products increased 1.9% primarily benefiting from sales of the Company's MBC trademark product. Net sales of domestic branded shaving products decreased 3.6% primarily resulting from timing differences in product promotions.

   Net sales of bladed hand tools and blades for the six months ended June 30, 1996 and 1995 were $20.0 million and $19.2 million, respectively, an increase of $0.8 million, or 4.3%. This increase primarily reflects an expanding customer base and increased product promotions.

   Net sales of industrial and specialty and medical blades for the six months ended June 30, 1996 and 1995 were $8.3 million and $8.2 million, respectively, an increase of $0.1 million, or 1.9%. Sales of industrial and specialty products decreased 5.6% due primarily to inventory adjustments at major original equipment manufacturers and other user customers during the three months ended March 31, 1996, as compared to a strong shipment period for the same period in the prior year. Sales of industrial and specialty products rebounded for the three months ended June 30, 1996, increasing 5.1% from the three months ended June 30, 1995. Sales of medical products increased 13.8% due to new product introductions and an expanding customer base.

   Net sales of fiber and foot care products for the six months ended June 30, 1996 and 1995 were $27.1 million and $21.1 million, respectively, an increase of $6.0 million or 28.0%. On a fully comparable basis (including 1995 net sales of ACCO prior to its acquisition date of $3.1 million), net sales increased $2.9 million or 11.9%. The Company experienced sales growth across its product lines, particularly in cotton pads, swabs, insoles and tissues.

   Net sales of the Company's custom bar soap products for the six months ended June 30, 1996 and 1995 were $15.4 million and $14.4 million, respectively, an increase of $1.0 million or 7.4%. This increase primarily reflects the strong growth in sales of the Company's pharmaceutical/skin care products.


   Gross Profit. Gross profit increased $4.8 million to $42.3 million during the six months ended June 30, 1996 from $37.5 million for the six months ended June 30, 1995. As a percentage of net sales, gross profit was 34.6% for the six months ended June 30, 1996 and 34.3% for the six months ended June 30, 1995. Gross profit for the Company's razors and blades segment for the six months ended June 30, 1996 and 1995 was 42.4% and 41.6% of net sales, respectively. This increase was primarily due to lower production costs resulting from increased output from the Company's Mexico operations and lower shipping costs somewhat offset by lower initial margins in the Bond operations and higher depreciation expense on capacity expansion projects. Fiber and foot care gross profit increased to 19.5% from 18.0% of net sales during the same period primarily reflecting lower shipping costs and reduced production costs resulting from the ongoing consolidation of manufacturing operations. Custom bar soap's gross profit was unchanged at 20.7% of net sales during the same period.


   Operating and Other Expenses. Selling, general and administrative expenses were 21.8% of net sales for the six months ended June 30, 1996 compared to 22.1% for the six months ended June 30, 1995. This 0.3% of net sales decrease primarily reflects the lower level of selling, general and administrative costs needed to support the Company's fiber and foot care operations.

   Amortization of goodwill and other intangible assets was substantially unchanged at $1.2 million for the six months ended June 30, 1996 and 1995. Interest expense increased for the six months ended June 30, 1996 to $5.9 million from $4.8 million for the six months ended June 30, 1995 primarily reflecting the higher interest rate resulting from the Company's debt offering in August 1995, and from increased borrowings to finance the ACCO and Bond acquisitions.


   Liquidity and Capital Resources

   The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $9.4 million and $3.0 million for the six months ended June 30, 1996 and 1995, respectively. The increase of $6.4 million in net cash provided by operating activities for the six month period ending June 30, 1996 as compared to the six month period ended June 30, 1995 was due primarily to increased earnings and the net effects of differences in the changes in the components of working capital primarily trade receivables, inventories and accrued and other expenses.

   On March 29, 1996, in connection with its acquisition of Bond, the Company borrowed $8.7 million under its revolving credit facility and $4.0 million in the form of a short-term sellers' note. On April 1, 1996, the Company borrowed an additional $4.0 million under its revolving credit facility and paid in full the short-term sellers' note. At June 30, 1996, the Company had utilized $14.0 million of its revolving credit facility and had approximately $36.0 million available for future borrowings under this facility.

   Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital, capital expenditures, debt service requirements and tax obligations as well as support the Company's growth-oriented strategy for its existing business for at least the next 12 months. The Company anticipates that funding of any additional acquisitions will require additional borrowings under its revolving credit facility. The Company intends to maintain and further strengthen its financial condition and, in connection therewith, may from time to time consider other possible transactions, including other capital market transactions or disposition of businesses that no longer meet its strategic objectives. The Company has no present plans in this regard.


   Contingencies

   During May 1994, American Medical Manufacturing, Inc. ("AMMI") sued the Company based on a group of claims involving the failure by the Company to fulfill an alleged nationwide distribution agreement relating to AMMI's products. The Company denied the existence of any such agreement. In January 1995, the Company won a motion for summary judgment on certain of the claims and filed an appeal to dismiss the remaining claims which was denied. The case was settled in June 1995 for $947,000 ($568,000 after taxes), including legal fees. These settlement expenses have been reflected in the Company's statement of income for the quarter ended June 30, 1995.

                            PART II, OTHER INFORMATION


   Item 1.  Legal Proceedings

            Refer to Note F - Contingencies to Notes to Condensed Consolidated Financial Statements under Part I. Item 1. of this Report and to Contingencies in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part I. Item 2. of this Report.


   Item 6.  Exhibits and Reports on Form 8-K

        a.  Exhibits:  None

        b.  Reports  on Form  8-K:   No  reports on  Form  8-K have  been filed
            during the quarter ended June 30, 1996.

                                    SIGNATURES





   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN SAFETY RAZOR COMPANY



   July 24, 1996                   By /s/William C. Weathersby
   -------------                   ---------------------------
   Date                               William C. Weathersby
                                      President


   July 24, 1996                   By /s/Thomas G. Kasvin
   -------------                   ---------------------------
   Date                               Thomas G. Kasvin
                                      Vice President, Finance
                                      Chief Financial Officer