Form 10-Q/A
period 1996-06-30
AMERICAN SAFETY RAZOR CO
filed 1996-08-30
CIK 750339

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                   FORM 10-Q/A


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter Ended June 30, 1996

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ___________


                          Commission File Number 0-21952


                          AMERICAN SAFETY RAZOR COMPANY
              (Exact name of registrant as specified in its charter)



        Delaware                                     54-1050207
   ------------------------                     ----------------------
   (State of incorporation)                     (I.R.S. Employer
                                                Identification Number)


   Razor Blade Lane, Verona, Virginia 24482     (540) 248-8000
   ----------------------------------------     ------------------------
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

                            PART II, OTHER INFORMATION


   Form 10-Q of American Safety Razor Company for the quarter ended June 30, 1996 filed with the Securities and Exchange Commission on July 24, 1996 is amended to include Exhibit 27 - Financial Data Schedule.

   Item 6.  Exhibits and Reports on Form 8-K

        a.  Exhibits:  Exhibit 27 - Financial Data Schedule

                                    SIGNATURES
                                    ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN SAFETY RAZOR COMPANY



   August 30, 1996                 By /s/William C. Weathersby
   ---------------                    ------------------------
   Date                               William C. Weathersby
                                      President




   August 30, 1996                 By /s/Thomas G. Kasvin
   ---------------                    -------------------------
   Date                               Thomas G. Kasvin
                                      Senior Vice President, Finance
                                      Chief Financial Officer