Form 10-Q
period 1996-09-30
AMERICAN SAFETY RAZOR CO
filed 1996-10-22
CIK 750339

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549


                                    FORM 10-Q


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter Ended September 30, 1996

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ___________


                          Commission File Number 0-21952


                          AMERICAN SAFETY RAZOR COMPANY
              (Exact name of registrant as specified in its charter)



        Delaware                                54-1050207
   (State of incorporation)           (I.R.S. Employer Identification Number)


   One Razor Blade Lane, P.O. Box 979, Verona, Virginia 24482-0979
   ---------------------------------------------------------------
   (Address of principal executive offices, including zip code)

   (540) 248-8000
   -----------------------------
   Registrant's telephone number


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [x]     No  [ ]


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 18, 1996.

             Class                              Outstanding at October 18, 1996
             -----                              -------------------------------

   Common Stock, $.01 Par Value                           12,092,849

                          AMERICAN SAFETY RAZOR COMPANY


                                      Index
                                      -----

                                                                    Page Number
                                                                    -----------

   Part I.    Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995                      1

              Condensed Consolidated Statements of Income
              Three and nine months ended
              September 30, 1996 and September 30, 1995                     3

              Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1996 and September 30, 1995   4

              Notes to Condensed Consolidated Financial Statements          5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7


   Part II.   Other Information

     Item 1.  Legal Proceedings                                             10

     Item 6.  Exhibits and Reports on Form 8-K                              10

   Signatures                                                               11

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                                   September 30,  December 31,
                                                       1996           1995
                                                   -------------  ------------

                                                  (Unaudited)
   ASSETS

   Current assets:
     Cash and cash equivalents                     $  1,498       $  2,147
     Trade receivables, net                          39,763         33,100
     Inventories                                     45,589         38,577
     Deferred income taxes                            3,953          3,498
     Prepaid expenses                                 1,419          1,363
                                                   --------       --------


       Total current assets                          92,222         78,685

   Property and equipment                            93,119         75,747
   Less accumulated depreciation                    (31,940)       (26,169)
                                                   --------       --------
                                                     61,179         49,578

   Intangible assets, net:
     Goodwill                                        70,903         70,475
     Other                                            5,269          5,921
                                                   --------       --------
                                                     76,172         76,396

   Prepaid pension cost and other                     3,691          3,604
                                                   --------       --------

   Total assets                                    $233,264       $208,263
                                                   --------       --------
                                                   --------       --------


   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                   September 30,  December 31,
                                                       1996           1995
                                                   -------------  ------------
                                                   (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                              $ 14,643       $ 10,956
     Accrued expenses and other                      18,456         17,926
     Income taxes payable                             1,135            713
     Current maturities of long-term obligations      2,546          4,614
                                                   --------       --------

       Total current liabilities                     36,780         34,209

   Long-term obligations                            117,720        105,175

   Retiree benefits and other                        25,448         24,896

   Deferred income taxes                             13,174         13,085


   Stockholders' equity:
     Common Stock, $.01 par value, 25,000,000
       shares authorized; 12,092,849 shares
       issued and outstanding at
       September 30, 1996 (11,502,477 at
       December 31, 1995)                               121            115
     Class B Common Stock, $.01 par value,
       590,372 shares issued and outstanding
       at December 31, 1995                               -              6
   Additional capital                                65,756         65,756


   Deficit                                          (24,678)       (33,887)
   Foreign currency translation                      (1,057)        (1,092)
                                                   --------       --------
                                                     40,142         30,898
                                                   --------       --------
   Total liabilities and stockholders' equity      $233,264       $208,263
                                                   --------       --------
                                                   --------       --------


   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                         (In thousands except share data)

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                    1996        1995       1996       1995
                                  --------    --------   --------   --------

   Net sales                      $71,052     $61,438    $193,374   $170,826
   Cost of sales                   46,414      40,076     126,442    111,919
                                  -------     -------    --------   --------

     Gross profit                  24,638      21,362      66,932     58,907

   Selling, general and
     administrative expenses       14,416      12,029      41,111     36,178
   Amortization of intangibles        610         598       1,816      1,749
   Litigation settlement expense        -           -           -        947
                                  -------     -------    --------   --------

     Operating income               9,612       8,735      24,005     20,033

   Interest expense                 3,043       2,875       8,907      7,710
                                  -------     -------    --------   --------

     Income before income taxes
        and extraordinary item      6,569       5,860      15,098     12,323

   Income taxes                     2,477       2,280       5,889      4,930
                                  -------     -------    --------   --------

     Income before
          extraordinary item        4,092       3,580       9,209      7,393

   Extraordinary charge for early
     extinguishment of debt             -        (971)          -       (971)
                                   ------      ------      ------     ------

     Net income                    $4,092      $2,609      $9,209     $6,422
                                   ------      ------      ------     ------
                                   ------      ------      ------     ------
   Weighted average shares
      outstanding                 12,093,000  12,093,000 12,093,000 12,093,000

   Earnings per share:
     Income before
        extraordinary item           $.34        $.30        $.76       $.61
     Extraordinary charge
        for early extinguishment
        of debt                         -        (.08)          -       (.08)
                                     ----        ----        ----       ----

     Net income                      $.34        $.22        $.76       $.53
                                     ----        ----        ----       ----
                                     ----        ----        ----       ----


   See accompanying notes.


                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                         1996       1995
                                                       --------   -------

   Operating activities
   Net income                                           $9,209     $6,422
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Extraordinary charge                                  -        971
       Depreciation and amortization                     7,819      6,565
       Amortization of financing costs                     568        741
       Retiree benefits and other                          500        795
       Deferred income taxes                              (366)     1,337
       Changes in operating assets and
       liabilities, net of effects
       of Bond and ACCO acquisitions:
         Trade receivables                              (3,072)    (4,527)
         Inventories                                    (1,230)    (2,436)
         Prepaid expenses                                  279       (185)
         Accounts payable                                1,072       (899)
         Accrued and other expenses                        (73)     1,672
         Income taxes payable                              422       (174)
                                                        ------     ------

   Net cash provided by operating activities            15,128     10,282

   Investing activities
   Capital expenditures                                 (9,243)    (9,394)
   Purchase of Bond and ACCO, respectively,
      net of cash acquired                             (16,628)    (7,348)
   Deferred loan fees and other                           (226)    (4,370)
                                                       -------    -------
   Net cash used in investing activities               (26,097)   (21,112)

   Financing activities
   Proceeds from borrowings                             20,318     125,795
   Repayment of debt                                    (9,998)   (114,118)
                                                       -------    --------
   Net cash provided from financing activities          10,320      11,677
                                                       -------    --------
   Net (decrease) increase in cash and
     cash equivalents                                     (649)        847
   Cash and cash equivalents, beginning of period        2,147         678
                                                       -------    --------
   Cash and cash equivalents, end of period             $1,498      $1,525
                                                        ------      ------
                                                        ------      ------


   See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

         Notes to Condensed Consolidated Financial Statements (Unaudited)



   NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


   NOTE B - INVENTORIES

   Classifications of inventories are as follows:

                                                  September 30, December 31,
                                                      1996        1995
                                                  ------------- ------------
                                                       (In thousands)

   Raw materials                                  $16,423       $16,070
   Work-in-process                                  6,060         5,053
   Finished goods                                  21,806        17,274
   Operating supplies                               2,790         2,166
                                                   ------        ------
                                                   47,079        40,563
   Excess of current cost
       over LIFO inventory value                    1,490         1,986
                                                  -------       -------
                                                  $45,589       $38,577
                                                  -------       -------
                                                  -------       -------

   NOTE C - OTHER INFORMATION

   The Company's federal income tax returns for 1989, 1990 and 1991 have been examined by the IRS. In addition, the Company's federal income tax returns for 1992, 1993 and 1994 are presently under examination by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In connection with such acquisitions, the Company also incurred approximately $10 million of loan costs and certain other costs, and has expensed certain of those costs and claimed amortization deductions with respect to other such costs. During March 1995, the Company received a revenue agent's report proposing adjustments to the value of the intangible assets which value is substantially below the value assigned to such assets by the Company, resulting in the disallowance of substantially all of the Company's amortization deductions with respect to those assets. In addition, the IRS has proposed adjustments disallowing substantially all of the Company's deductions with respect to the loan costs and certain other costs described above. The Company disagrees with such proposed disallowances, and on May 15, 1995, the Company filed a protest with the IRS with respect to such proposed disallowances. The Company is vigorously contesting such proposed disallowances. The outcome cannot be predicted at this time. The Company will continue to evaluate the potential impact on its tax reserves for these issues. However, the Company believes that the ultimate outcome of the above matters will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.

   On March 13, 1996, the remaining shares of Class B Common Stock outstanding were converted into an equal number of shares of Common Stock. Upon such conversion the Class B Common Stock ceased to be authorized.

   Stock options outstanding during the three months and nine months ended September 30, 1996 and 1995 did not have a material dilutive effect on weighted average shares outstanding or earnings per share.


   NOTE D - ACQUISITION OF BOND - AMERICA ISRAEL BLADES, LTD. AND A.I. BLADES, INC.

   On March 29, 1996, the Company purchased certain assets of Bond - America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A. I. Blades, Inc. (collectively "Bond") for net consideration of approximately $16.6 million including estimated acquisition related expenses. The agreement also provides for additional consideration of up to $4.0 million with payments over a four year period based on achieving a specified level of earnings during 1996, as defined. The acquisition was accounted for under the purchase method of accounting and was financed by additional borrowings of approximately $12.7 million under the Company's revolving credit facility and internally generated funds.

   Bond is engaged in the manufacture and distribution of private-brand and value-brand shaving razors and blades. Its principal operations are located in Nazareth Illit, Israel where it leases approximately 79,000 square feet of manufacturing and warehouse facilities. Shortly after the acquisition, the Company consolidated the Carlstadt, New Jersey operations of Bond into its blade operations in Knoxville, Tennessee.

   Pro forma combined results of operations of the Company as if the Bond acquisition occurred on January 1, 1995 are not presented as the effects are not material.

   NOTE E - LONG TERM OBLIGATIONS

   In connection with the March 29, 1996, acquisition of Bond, the Company borrowed $12.7 million under its revolving credit facility. At September 30, 1996, the Company had utilized $13.8 million of its revolving credit facility and had approximately $36.2 million available for future borrowings under this facility.

   On August 3, 1995, the Company sold $100.0 million aggregate principal amount of 9 7/8% Series A Senior Notes due 2005 through a private placement. In addition, the Company replaced its existing bank credit agreement with a new bank credit agreement which permits borrowings of up to $50.0 million and contains certain financial covenants. The Company utilized the net proceeds received from the offering of $95.8 million (after the deduction of discounts and commissions, fees and other expenses associated with the offering and the new bank credit agreement), together with additional borrowings of $3.9 million under its new revolving credit facility and internally generated funds of $1.2 million to:

                                                          (In millions)

        Repay bank credit agreement                       $ 90.3
        Repay subordinated notes                            10.0
        Pay prepayment premium on subordinated notes         0.2
        Pay accrued interest                                 0.4
                                                          ------
                                                          $100.9
                                                          ------
                                                          ------

   In connection with the repayment of its bank credit agreement and subordinated notes, the Company wrote-off deferred financing costs and paid a prepayment premium in the aggregate amount of approximately $1.6 million. These costs have been presented as an extraordinary charge for early extinguishment of debt of approximately $1.0 million (net of tax effect) in the results of operations for the three months and nine months ended September 30, 1995.

   The Company filed a registration statement with the Securities and Exchange Commission, which became effective on October 17, 1995, to offer to exchange its 9 7/8% Series B Senior Notes due 2005 (the "New Notes") for any and all of its outstanding 9 7/8% Series A Senior Notes due 2005 (the "Old Notes"). Effective November 16, 1995, the New Notes were exchanged for a like principal amount of Old Notes. The exchange of the New Notes for the Old Notes had no financial accounting impact.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


   INTRODUCTION

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. On March 29, 1996, the Company purchased certain assets of Bond - America Israel Blades, Ltd. and its wholly-owned U.S. subsidiary, A. I. Blades, Inc. (collectively "Bond"), a manufacturer of private-brand and value-brand shaving razors and blades. Sales by Bond since its acquisition of $7.5 million had an insignificant effect on net income.

   Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

   Net Sales. Net sales for the three months ended September 30, 1996 and 1995 were $71.1 million and $61.4 million, respectively, an increase of $9.7 million, or 15.6%. Sales by Bond contributed $4.0 million or 6.4% to the increase. Net sales of the Company's shaving blades and razors, excluding Bond, for the three months ended September 30, 1996 totaled $29.1 million, a $2.6 million or 9.6% increase over net sales for the three months ended September 30, 1995 of $26.5 million. Net sales of domestic branded shaving products increased 28.1% benefiting primarily from several promotional programs during the quarter and continued strength in the MBC trademark, Lady MBC trademark and Burma Shave registered shaving system line of products. Net sales of domestic private-brand shaving products increased 4.5% primarily reflecting continued growth in sales of the Company's MBC trademark product and increased promotional support of products by customers. Net sales of international shaving products decreased 1.3% primarily reflecting lower sales in Latin America and Asia.

   Net sales of bladed hand tools and blades for the three months ended September 30, 1996 and 1995 were $10.2 million and $10.4 million, respectively, a decrease of $0.2 million, or 1.8%. While sales of the Company's branded blades and tools in retail markets continued to grow, strong sales of certain commercial products during the Company's second quarter adversely effected third quarter sales.

   Net sales of industrial and specialty and medical blades for the three months ended September 30, 1996 and 1995 were $4.3 million and $3.8 million, respectively, an increase of $0.5 million, or 12.2%. Sales of industrial and specialty products increased 2.8% due primarily to new product introductions. Sales of medical products increased 25.0% due to new product introductions and an expanding customer base.

   Net sales of fiber and foot care products for the three months ended September 30, 1996 and 1995 were $14.7 million and $13.9 million, respectively, an increase of $0.8 million or 6.0%. The Company experienced sales growth in its cotton balls, cotton pads, and tissues product lines.

   Net sales of the Company's custom bar soap products for the three months ended September 30, 1996 and 1995 were $8.8 million and $6.8 million, respectively, an increase of $2.0 million or 29.5%. This increase primarily reflects strong growth in sales of the Company's pharmaceutical/skin care products.

   Gross Profit. Gross profit increased $3.2 million to $24.6 million during the three months ended September 30, 1996 from $21.4 million for the three months ended September 30, 1995. As a percentage of net sales, gross profit was 34.7% for the three months ended September 30, 1996 and 34.8% for the three months ended September 30, 1995. Gross profit for the Company's razors and blades segment for the three months ended September 30, 1996 and 1995 was 40.6% and 43.0% of net sales, respectively. This decrease was primarily due to the lower margins earned on sales of Bond products. Gross profit margins were also impacted by higher depreciation expense, related to the Company's capacity expansion projects, which was more than offset by lower production costs resulting from increased output from the Company's Mexico operations. Fiber and foot care gross profit increased to 20.7% from 19.3% of net sales during the same period primarily reflecting lower material costs. Custom bar soap's gross profit increased to 26.0% from 16.8% of net sales during the same period primarily reflecting reduced manufacturing costs associated with the Company's capacity expansion projects.

   Operating and Other Expenses. Selling, general and administrative expenses were 20.3% of net sales for the three months ended September 30, 1996 compared to 19.6% for the three months ended September 30, 1995. This 0.7% of net sales increase primarily reflects an increase in promotional and certain administrative expenses to support the Company's sales growth.

   Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended September 30, 1996 and 1995. Interest expense was also substantially unchanged at $3.0 million and $2.9 million for the three months ended September 30, 1996 and 1995, respectively.


   Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

   Net Sales. Net sales for the nine months ended September 30, 1996 and 1995 were $193.4 million and $170.8 million, respectively, an increase of $22.6 million, or 13.2%. Sales by Bond contributed $7.5 million or 4.4% to the increase. Net sales of the Company's shaving blades and razors, excluding Bond, for the nine months ended September 30, 1996 totaled $77.0 million, a 5.4% increase over net sales for the nine months ended September 30, 1995 of $73.0 million. Net sales of domestic branded shaving products increased 7.3% primarily benefiting from increased promotional programs and continued strength in the MBC trademark, Lady MBC trademark and Burma Shave registered shaving system line of products. Net sales of international shaving products increased 5.5% reflecting stronger sales primarily in Canada, Europe and Asia. Net sales of domestic private-brand shaving products increased 3.1% primarily benefiting from sales of the Company's MBC trademark product and increased promotional support of products by customers.

   Net sales of bladed hand tools and blades for the nine months ended September 30, 1996 and 1995 were $30.2 million and $29.6 million, respectively, an increase of $0.6 million, or 2.2%. This increase primarily reflects an expanding customer base and increased product promotions.

   Net sales of industrial and specialty and medical blades for the nine months ended September 30, 1996 and 1995 were $12.6 million and $12.0 million, respectively, an increase of $0.6 million, or 5.2%. Sales of industrial and specialty products decreased 3.0% due primarily to inventory adjustments at major original equipment manufacturers and other user customers during the three months ended March 31, 1996. Sales of these products rebounded during the second and third quarters of 1996. Sales of medical products increased 17.6% due to new product introductions and an expanding customer base.

   Net sales of fiber and foot care products for the nine months ended September 30, 1996 and 1995 were $41.9 million and $35.1 million, respectively, an increase of $6.8 million or 19.3%. On a fully comparable basis (including 1995 net sales of ACCO prior to its acquisition date of $3.1 million), net sales increased $3.7 million or 9.7%. The Company experienced sales growth across its product lines, particularly in cotton balls, cotton pads, swabs, insoles and tissues.

   Net sales of the Company's custom bar soap products for the nine months ended September 30, 1996 and 1995 were $24.2 million and $21.1 million, respectively, an increase of $3.1 million or 14.5%. This increase primarily reflects the strong growth in sales of the Company's pharmaceutical/skin care products.

   Gross Profit. Gross profit increased $8.0 million to $66.9 million during the nine months ended September 30, 1996 from $58.9 million for the nine months ended September 30, 1995. As a percentage of net sales, gross profit was 34.6% for the nine months ended September 30, 1996 and 34.5% for the nine months ended September 30, 1995. Gross profit for the Company's razors and blades segment for the nine months ended September 30, 1996 and 1995 was 41.7% and 42.1% of net sales, respectively. This decrease was primarily due to the lower margins earned on sales of Bond products. Gross profit margins were also impacted by higher depreciation expense, related to the Company's capacity expansion projects, which was more than offset by lower production costs resulting from increased output from the Company's Mexico operations. Fiber and foot care gross profit increased to 19.9% from 18.5% of net sales during the same period primarily reflecting reduced material costs, reduced manufacturing costs resulting from the ongoing consolidation of manufacturing operations and lower shipping costs. Custom bar soap's gross profit increased to 22.6% from 19.5% of net sales during the same period primarily reflecting reduced manufacturing costs associated with the Company's capacity expansion projects.

   Operating and Other Expenses. Selling, general and administrative expenses were 21.3% of net sales for the nine months ended September 30, 1996 compared to 21.2% for the nine months ended September 30, 1995. The litigation settlement expenses of $0.9 million, including legal fees incurred during the three months ended June 30, 1995, relate to the AMMI case which was settled in June, 1995.

   Amortization of goodwill and other intangible assets was substantially unchanged at $1.8 million and $1.7 million for the nine months ended September 30, 1996 and 1995, respectively. Interest expense increased for the nine months ended September 30, 1996 to $8.9 million from $7.7 million for the nine months ended September 30, 1995 primarily reflecting the higher interest rate resulting from the Company's debt offering in August 1995, and from increased borrowings to finance the ACCO and Bond acquisitions.


   Liquidity and Capital Resources

   The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $15.1 million and $10.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase of $4.8 million in net cash provided by operating activities for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 was due primarily to increased earnings and the net effects of differences in the changes in the components of working capital primarily trade receivables, inventories and accounts payable.

   In connection with the March 29, 1996, acquisition of Bond, the Company borrowed $12.7 million under its revolving credit facility. At September 30, 1996, the Company had utilized $13.8 million of its revolving credit facility and had approximately $36.2 million available for future borrowings under this facility.

   On August 3, 1995, the Company sold $100.0 million aggregate principal amount of 9 7/8% Series A Senior Notes due 2005 through a private placement. In addition, the Company replaced its existing bank credit agreement with a new bank credit agreement which permits borrowings of up to $50.0 million and contains certain financial covenants. The Company utilized the net proceeds received from the offering to repay its former bank credit agreement and subordinated notes.

   The Company filed a registration statement with the Securities and Exchange Commission, which became effective on October 17, 1995, to offer to exchange its 9 7/8% Series B Senior Notes due 2005 (the "New Notes") for any and all of its outstanding 9 7/8% Series A Senior Notes due 2005 (the "Old Notes"). Effective November 16, 1995, the New Notes were exchanged for a like principal amount of Old Notes. The exchange of the New Notes for the Old Notes had no financial accounting impact.

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

                            PART II, OTHER INFORMATION


   Item 1.  Legal Proceedings

             None


   Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits:  Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                    SIGNATURES
                                    ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN SAFETY RAZOR COMPANY



   October 22, 1996                By /s/William C. Weathersby
   -------------------------          --------------------------------
   Date                               William C. Weathersby
                                      President




   October 22, 1996                By /s/Thomas G. Kasvin
   -------------------------          --------------------------------
   Date                               Thomas G. Kasvin
                                      Senior Vice President
                                      Chief Financial Officer