Form 10-K
period 1996-12-31
AMERICAN SAFETY RAZOR CO
filed 1997-03-07
CIK 750339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549

                                   ___________

                                    FORM 10-K
                                    __________

        [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act Of 1934

        Commission File Number 0-21952
                                    __________

                          AMERICAN SAFETY RAZOR COMPANY
              (Exact name of registrant as specified in its charter)

                  Delaware                             54-1050207
             (State or other jurisdiction of         (IRS Employer
             incorporation or organization)          Identification No.)


                                  P. O. Box 500
                         Staunton, Virginia   24402-0500
           (Address of principal executive offices, including zip code)
                                    __________

               Registrant's telephone number, including area code:
                                  (540) 248-8000
                                    __________


   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                                    __________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  X   No

        Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        As of February 26, 1997, 12,092,849 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock, which is the only class of voting stock of the Registrant, held by non-affiliates was approximately $120,289,834 based on the closing sales price of February 26, 1997. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.


                        DOCUMENT INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 1997 are incorporated by reference into Part III of this Report on Form 10-K.

                                Table of Contents

                                      Part I


                                                                          Page

   Item 1.     Business                                                   1

               General                                                    1
               Products                                                   3
               Sales and Marketing                                        4
               Manufacturing                                              5
               Raw Materials                                              5
               Competition                                                6
               Other Factors Affecting the Business of the Company        6

   Item 2.     Properties                                                 10

   Item 3.     Legal Proceedings                                          11

   Item 4.     Submission of Matters to a Vote of Security Holders        11

               Executive Officers of the Registrant                       11

                                     Part II

   Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters                                        12

   Item 6.     Selected Financial Data                                    13

   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        14

   Item 8.     Financial Statements and Supplementary Data                18

   Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        18

                                     Part III

   Item 10.    Directors and Executive Officers of the Registrant         18

   Item 11.    Executive Compensation                                     18

   Item 12.    Security Ownership of Certain Beneficial Owners and
               Management                                                 18

   Item 13.    Certain Relationships and Related Transactions             18

                                     Part IV


   Item 14.    Exhibits, Financial Statement Schedule and Reports
               on Form 8-K                                                19

   _______________________
   Market share and product distribution data shown throughout were obtained through Information Resources Incorporated, a nationally recognized market research firm based in Chicago, Illinois, which provides the Company with scanner based product movement data from U.S. grocery stores with annual all commodity volume of at least $2 million and data from drug stores and mass merchandisers in major U.S. markets.

                                      PART I

   ITEM 1 - Business

   General

        American Safety Razor Company (together with its subsidiaries, the "Company"), established in 1875, is a leading designer, manufacturer and marketer of high quality brand name and private-brand consumer products. The Company's principal products consist of shaving blades and razors, bladed hand tools and blades, industrial and specialty and medical blades, fiber and foot care and custom bar soap products. The Company distributes its products to the retail and professional trades in the United States and in selected international markets.

        The Company is the largest manufacturer in terms of units of private-brand and value-brand shaving blades and razors in the United States, and has the fourth largest domestic unit volume share of the overall domestic shaving blade and razor market (based on market research data for 1996 prepared by an independent market research firm). On March 29, 1996, the Company purchased certain assets of Israel based Bond-America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A. I. Blades, Inc. (collectively, "Bond") for net consideration of approximately $16.7 million, net of cash, including acquisition related expenses. Bond is engaged in the manufacture and distribution of private-brand and value-brand shaving razors and blades. Since the date of acquisition through December 31, 1996, Bond's products generated net sales of $11.2 million. Total shaving blade and razor products which generated 1996 net sales of $114.4 million provide consumers with a value-priced alternative to more heavily advertised premium national brands. The Company's shaving blade and razor products are sold both under a retailer's own store label and under the Company's value-brand names such as Personna registered, Gem registered, Flicker registered, Legmate registered, Bump Fighter registered, Burma Shave registered, Treet registered, GEM Blue Star registered, Pal registered, MBC trademark and Royal trademark. The Company provides both total shaving systems and components which can be used alone or with most other nationally recognized premium priced brands. These products are sold to major national mass-merchandise, drug and supermarket chains. The Company believes that its products have achieved product quality equivalency by using substantially the same materials and processes as those used by manufacturers of competing premium brand-name products. The Company attributes its leadership in the private-brand and value-brand markets to its long history of dedication to quality, customer service, low-cost manufacturing and competitive pricing.

        The Company is also the largest manufacturer in terms of units of both premium and value-priced bladed hand tools and blades (based on publicly available information and Company estimates) which are sold primarily under its Personna registered, American Line trademark and Ardell trademark brand names. These products which generated 1996 net sales of $40.7 million, capitalize on the Company's precision shaving blade technology and include such items as single edge blades, paint scrapers, utility blades and knives and carpet blades and knives. The Company's bladed hand tools and blades are sold to consumers and professionals through home-improvement centers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

        The Company has developed a line of industrial and specialty and medical blades. The industrial and specialty blades perform many of the cutting, slicing and chopping functions involved in manufacturing processes employed by a variety of industries including food-processing, fiber cutting, automotive and printing. In addition, the Company manufactures and markets carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna registered brand name to customers including Allegiance Health Care, General Medical and Owens & Minor. In 1996, these products generated net sales of $16.5 million.

        The Company intends to strengthen its relationships with retailers who carry value-brand and private-brand consumer products by expanding its offerings of personal care products. Consistent with this strategy, the Company acquired Megas Beauty Care, Inc. ("Megas") on June 10, 1994, and Sterile Products Corporation, d.b.a. Absorbent Cotton Company ("ACCO") on March 3, 1995. During March 1996, Megas Beauty Care, Inc., was merged into Absorbent Cotton Company ("ACCO") and ACCO changed its name to Megas Beauty Care, Inc. ("Megas"). Megas manufactures cotton swabs, cotton balls, puffs, cosmetic pads, pharmaceutical and beauty coils, pocket tissue, and foot care products. As a result, the Company believes it is currently one of the largest private-brand manufacturers of fiber and foot care products in the United States. For 1996, Megas had net sales of $55.8 million. The products of Megas are both sold under retailers' private-brand names as well as the Company's own value-priced Megas registered, Crystal registered and ACCO registered brands.

        The Company believes it is a leading domestic manufacturer of cosmetic/skin care, bath, pharmaceutical and specialty custom bar soaps. These products, which generated 1996 net sales of $33.2 million, are marketed primarily under customers' private brands and also under the Company's brand names such as Kensington registered, Lavender & Old Lace registered and Sandalwood registered.


   Operating Strategy

        The Company's operating strategy is founded in four key areas:

        - Capitalize on the growing demand for private-brand and value-brand personal care products. The Company believes that private-brand and value-brand products generally offer higher margins to retailers and significant savings to consumers over premium-brand products. To continue to increase its sales of private-brand and value-brand products, the Company is focusing on developing its partnerships with major retailers, developing product line extensions that build on the Company's reputation for high quality products, expanding its package design capabilities and marketing support, and expanding the Company's existing distribution channels. This strategy has led in part to the growth in sales of the Company's private-brand and value-brand shaving blade and razor products to $114.4 million in 1996.

        - Increase penetration of markets currently served and enter new markets. The Company's efforts to increase market penetration are focused on international markets for shaving blades and razors which are estimated to be approximately three times the size of the United States market. The Company intends to continue to increase the international sales of its shaving blade and razor products through its existing strategy of developing distributors in selected target markets, expanding its sales base in established markets through local sales offices and improving its cost-competitiveness in more mature markets through local manufacturing activities and increased local promotion. Consistent with this strategy, the Company acquired Bond on March 29,1996, which has a manufacturing facility located in Nazareth Illit, Israel. The Company's international net sales (including export sales and sales within Puerto Rico) were $46.7 million in 1996.

        - Develop or acquire new products and product line extensions. The Company is focusing its product development efforts on designing new products and product line extensions that build on the Company's reputation for high quality products, packaging and service, and which utilize the Company's existing distribution channels. Recent examples are the Company's introduction of the LegMate Therapy trademark line of sensitive skin shaving products for women, the Company's patented moving blade cartridge, a shaving system sold under the MBC trademark trade name which has its own handle and fits the Sensor registered handle manufactured by The Gillette Company ("Gillette"), the introduction of the Lady MBC trademark shaving system, the addition of Burma Shave registered line extensions including a mug, a mug and soap set, a mug, soap and brush set, a handle and cartridge and a cartridge pack, and the Bump Fighter registered shaving system, with its accessories line, including a shaving gel, cleanser, beard relaxer and skin conditioner, designed to meet the shaving needs of African-American men. The Company is currently relaunching the Bump Fighter registered line of shaving products which includes, new packaging and the addition of a treatment mask and reformulated aftershave skin conditioner. Burma Shave registered is also being relaunched to the mature shaving market to include a shaving cream and aftershave skin conditioner. The Company is also introducing the Revlon Perfect Finish trademark female shaving system which combines innovation and functionality with the Revlon registered brand name to revolutionize the way women shave. The Company sells its shaving blades and razors under a number of nationally recognized names. The Company believes that it can increase sales of its shaving blades and razors by introducing additional brand name niche products which can be sold through its existing sales and distribution channels. By concentrating on niche markets, the Company believes it will be able to compete more effectively with its larger competitors. In addition, the Company has expanded its product offerings by entering into the fiber and foot care products market through the acquisitions of Megas. The Company intends to leverage its existing distribution strengths and shelf space with retailers who carry private-brand products to provide incremental distribution for these personal care consumer products.

           The Company is also expanding sales of its consumer bladed hand tools and blades to home-improvement centers and hardware chains by introducing new products and improved packaging. Several large, national home-improvement centers and hardware chains offer the Company's bladed hand tools and blades as one of their featured lines in this class of merchandise.

        - Reduce operating costs and improve productivity. The Company has implemented several programs to reduce operating costs and increase productivity and efficiency. The Company operates an efficient, low cost manufacturing and packaging operation for shaving blades and razors in Obregon, Mexico, which has resulted in significant savings to the Company, primarily as a result of lower payroll costs. In addition, the Company is continuing to invest capital resources to improve productivity, efficiency and operating capabilities as evidenced by (i) the late 1996 expansion of manufacturing capacity in Obregon, Mexico, (ii) the purchase in July 1995, of a new manufacturing/distribution facility in Knoxville, Tennessee and in 1996, the conversion of this facility to a fully integrated shaving blades and razors manufacturing operation, (iii) the completion in 1996 of the expansion of synthetic soap manufacturing capabilities in a new manufacturing facility in Columbus, Indiana, and (iv) the planned integration in 1997 of the industrial blade business into a single facility in Verona, Virginia while closing manufacturing facilities in Union and Maplewood, New Jersey. In addition, the Company continues to institute a total quality management program and invest a significant portion of its capital resources in labor-saving equipment and employee training.

        Through the implementation of its operating strategy, the Company has maintained strong cash flow growth and increased net sales. For 1996, the Company's net sales grew to $260.6 million and EBITDA grew to $43.9 million. EBITDA for any relevant period represents operating income plus depreciation, amortization of goodwill and other intangibles, restructuring expenses and litigation settlements.


   Products

        The following table sets forth net sales and percentage of total net sales by class of products for the years ended December 31, 1996, 1995 and 1994. Information with respect to industry segments is presented on page 36 of this Report.

                                           1996                  1995
                                   ----------------      ------------------
                                               (In millions)

   Shaving blades and razors (1)   $114.4      43.9%     $ 97.1       42.2%
   Bladed hand tools and blades      40.7      15.6        39.2       17.0
   Industrial and specialty and
     medical blades                  16.5       6.4        15.8        6.8
                                   ------     -----      ------      -----
         Total                      171.6      65.9       152.1       66.0
   Fiber and foot care (2)           55.8      21.4        48.7       21.1
   Custom bar soap                   33.2      12.7        29.7       12.9
                                   ------     -----      ------      -----
         Total                     $260.6     100.0%     $230.5      100.0%
                                   ------     -----      ------      -----
                                   ------     -----      ------      -----

                                          1994
                                   ---------------
                                     (In millions)

   Shaving blades and razors       $ 92.0      47.8%


   Bladed hand tools and blades      39.5      20.5
   Industrial and specialty and
     medical blades                  13.9       7.2
                                   ------     -----
         Total                      145.4      75.5
   Fiber and foot care (2)           18.7       9.7
   Custom bar soap                   28.5      14.8
                                   ------     -----
         Total                     $192.6     100.0%
                                   ------     -----
                                   ------     -----


   (1) The year ended December 31, 1996, includes net sales of Bond of $11.2 million since its March 29, 1996, acquisition date.

   (2) The year ended December 31, 1995, includes net sales of ACCO of $16.6 million since its March 3, 1995, acquisition date and the year ended
   December 31, 1994, includes net sales of Megas of $18.7 million since its June 10, 1994, acquisition date.

   Shaving Blades and Razors. The Company designs, manufacturers and markets a full line of shaving blades and razors, including single-edge, double-edge and injector blades, twin-blade fixed and pivoting head cartridges, disposables, single-edge razors, women's shaving razors and special purpose shaving blades. During the fourth quarter of 1994 the Company launched its patented moving blade cartridge, a shaving system sold under the MBC trademark trade name which has its own handle and fits the Sensor registered handle manufactured by Gillette. The product's patents cover the design and engineering that give this cartridge's two blades their unique flexing and flow-through capabilities which provides for a close and comfortable shave. This innovative shaving system is being sold through both the Company's private-brand and branded products distribution channels. The Company provides both total shaving systems and components which can be used alone or with most other nationally-recognized premium brands. These shaving products are marketed under the Company's own brands (i.e., Personna registered, GEM registered, Flicker registered, Legmate registered, Bump Fighter registered, Burma Shave registered, Treet registered, GEM Blue Star registered, Pal registered, MBC trademark and Royal trademark) or under the store brands of the Company's private-brand shaving blade and razor customers.

   Bladed Hand Tools and Blades. The Company designs, manufactures and markets bladed hand tools and blades, such as single edge blades, paint scrapers, utility blades and knives and carpet blades and knives primarily under its Personna registered, American Line trademark and Ardell trademark brand names. The majority of the Company's bladed hand tools and blades are sold to retail customers through home-improvement centers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

   Industrial and Specialty and Medical Blades. The Company designs, manufactures and markets disposable blades for both the industrial and medical markets. Although the industrial and specialty blade market is large and diverse, the Company's products are specially designed for niche industrial applications. These industrial and specialty blades perform many of the cutting, slicing or chopping functions involved in manufacturing processes employed by a variety of industries including food processing, fiber cutting, automotive and printing. The Company manufactures and markets carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna registered brand name.

   Fiber and Foot Care. The Company believes it is one of the largest private-brand manufacturers and distributors of cotton swabs, cotton balls and puffs and cotton cosmetic pads. In addition, the Company also manufactures pharmaceutical and beauty coils and foot care products. All of the foregoing products are sold under retailers' private-brand names as well as the Company's own value-priced brands Megas registered, Crystal registered and ACCO registered. The Company believes that it is one of the few large fiber and foot care products manufacturers and distributors which can bleach its own products--a process integral to the production of cotton products.

   Custom Bar Soap. The Company manufacturers custom designed and formulated bar soap for sale to the broad variety of pharmaceutical, cosmetic/skin-care and department store customers, primarily under such customers' own brand names. The Company's flexible manufacturing equipment, product design and development capabilities and reputation for high quality allow it to compete successfully in all major custom bar soap market segments. The Company also develops and markets seasonal gift soap products.


   Sales and Marketing

        The Company utilizes internal sales and marketing resources, as well as third party distributors and manufacturer's representatives, to market its product lines. The Company's sales personnel receive a fixed salary plus a bonus based on sales performance or Company earnings.

        The Company's brand-name and private-brand shaving blades and razors and fiber and foot care products are sold through mass-merchandise, drug and supermarket chains. The Company's sales of consumer health and beauty care products is managed by a senior vice president who oversees a number of division vice presidents of sales and related personnel. Marketing support for the brand-name shaving blades and razors and fiber and foot care products focuses on media advertising, direct mail advertisements, temporary price reductions and point of sale promotions. To assist stores in promoting their private-brand shaving blades and razors and fiber and foot care products, the Company helps customers develop customized marketing programs, including managing product introductions and promotional planning support. In addition, such merchandising vehicles as trial size programs, floor displays, point of purchase advertising, bonus sizes, coupons, rebates, store signs and promotional packs are available and incorporated into individual customers' programs. The Company also provides customers with market research to assist the customer in determining the effectiveness of various marketing programs.

        The Company's shaving blades and razors international sales effort is headed by a vice president who reports to the senior vice president. The vice president of international sales directs daily activities through group managers responsible for specific geographic regions. The Company uses a variety of sales strategies and organizations, depending upon the specific country to sell its products. The Company has a manufacturing and packaging facility in Mexico, a manufacturing, warehousing and packaging facility in Nazareth Illit, Israel, warehousing and packaging operations in Puerto Rico and the United Kingdom, and warehousing facilities in Canada to further its penetration in those markets.

        The Company sells bladed hand tools, blades and industrial and specialty blades to home-improvement centers, retail paint chains and hardware stores, to original equipment manufacturers and to distributors, who in turn sell to the professional trades. The Company's sales effort for these products is overseen by a vice president, a general manager in Europe and a director of domestic sales.

        The Company distributes medical blades to hospitals, nursing homes, doctors' offices and other health care practitioners. The Company's medical blade sales efforts are headed by a vice president who oversees a number of regional managers. The Company focuses its medical blade marketing efforts through targeted trade journal advertising, direct mail promotions, medical trade shows and a volume rebate program.

        The Company's soap sales effort is headed by a sales and marketing vice president who oversees a number of sales people and national account representatives who work with customers to custom design soap products and programs. The Company also utilizes manufacturers' representatives to sell its products to customers in the hospitality industry, such as hotels, and to market its line of industrial and corporate promotional products.


   Manufacturing

        The Company is a fully integrated manufacturer performing all aspects of the manufacture of shaving blades and razors, blades for use with bladed hand tools and industrial and specialty and medical blades from metal forming and plastic injection molding to assembly and packaging. Blades are manufactured at the Company's facilities in Verona, Virginia, Knoxville, Tennessee, and Nazareth Illit, Israel. The Company operates a low-cost, highly efficient injection molding, flexible packaging and assembly facility in Obregon, Mexico and is presently increasing capacity at this facility. In July 1995, the Company purchased a new facility in Knoxville, Tennessee. The Company has completed the first full year of a three-year manufacturing integration plan to manufacture, mold, assemble and package shaving blades and razors at this facility. In addition, the Company is presently integrating its industrial blade business into a single facility in Verona, Virginia, and is closing its manufacturing facilities in Union and Maplewood, New Jersey.

        Proprietary manufacturing processes allow the Company to produce a wide variety of products of different quantities, sizes and packaging while maintaining a high level of quality. The Company is continually working to improve its blade making productivity by adding new technologies and/or manufacturing processes, i.e., improved grinding, slitting or automatic package loading. Most of the processes which the Company uses to manufacture products are unique and proprietary.

        The production of the Company's fiber and foot care products starts with the receipt of cotton fibers in bales. The cotton is bleached, either internally or through the use of contract bleachers. Once the cotton has been bleached, the cotton is processed into yarn which is then used either in the production of (i) cotton balls, (ii) cotton swabs, (iii) cotton pads, or (iv) other cotton products. The Company's fiber and foot care products are manufactured at its facilities in Cleveland, Ohio, Valley Park, Missouri, and Sparks, Nevada.

        The manufacture of soap is a specialized process which involves the reaction between tallow (animal fat), vegetable oil or a fatty acid with a caustic substance (called an alkaline) and water. The resulting soap mixture is then treated with additives to decrease the harshness of the substance and to give the soap functional or cosmetic applications. The Company has the ability to produce soap through four different manufacturing processes, producing a variety of soap products with different characteristics. The Company manufactures soap in its Dayton, Ohio and Columbus, Indiana facilities.



   Raw Materials

        The principal raw materials used by the Company in the manufacturer of blade products are stainless and carbon steel, plastics and packaging supplies, all of which are normally readily available in the marketplace. While all raw materials are purchased from outside sources, the Company is not dependent upon any single supplier in its operations for any materials essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials, and no shortage of raw materials is currently anticipated.

        The principal raw materials used by the Company in the manufacture of its fiber and foot care products include cotton fiber, plastic and paper sticks for cotton swabs, foam insoles and packaging supplies. The Company has developed several different qualified sources for its key material requirements. The Company bleaches cotton for the majority of its production requirements. The Company also maintains a relationship with several qualified sources for additional contract bleaching. The prices of certain of the raw materials purchased by Megas are subject to commodity price volatility, particularly with respect to cotton fiber and paper sticks, which may affect profitability of the Company's fiber and foot care products. The Company has been able to obtain an adequate supply of high quality raw materials, and no shortage of raw materials is currently anticipated.

        The principal raw materials used by the Company in the manufacture of its custom bar soap products are tallow, various chemicals, coconut oil, fatty acids, fragrances and packaging supplies. The prices of certain of the raw materials used by the Company, such as coconut oil and fatty acids, are volatile, which may affect the profitability of the Company's soap products. The Company has been able to obtain an adequate supply of high quality raw materials, and no shortage of raw materials is currently anticipated.


   Competition

        The shaving blade and razor market is competitive and sensitive to changing consumer preferences and demands. The Company's principal competitors in the shaving blade and razor market are Gillette, the Schick Division of Warner-Lambert and Societe Bic, S.A. These competitors are substantially larger and have substantially greater resources than the Company.

        The Company is the leading producer of value-brand and private-brand shaving blades and razors in the United States where the Company's primary competitors are smaller, privately held companies. Periodically, one of the premium-brand shaving blade and razor manufacturers mentioned above attempts to compete with the Company by lowering prices or entering the private-brand market. The Company believes that it is unlikely that a new shaving blade and razor manufacturer will appear in the near future given the proprietary nature of the manufacturing processes used by the Company and each of its competitors.

        In the bladed hand tools and blades and industrial and specialty blades markets, competition is based on quality, price and customer service. The Company believes that it competes favorably on these bases and is a leading producer of bladed hand tools and blades and industrial and specialty blades in the United States. The Company has a number of smaller competitors in bladed hand tools and blades such as I.B.U. and U.S. Blades. The medical blade market is dominated by a division of Becton Dickinson and Company.

        Megas competes in private-brand cotton swabs, cotton balls, puffs, cotton cosmetic pads, pharmaceutical and beauty coils and foot care products, on the basis of producing equal or better quality products than the national brand equivalents and offering a complete program of products in both private-brand and value-brand products. The market for these products is highly competitive, often attracting large national brand manufacturers seeking to add incremental private-brand business. Kimberly-Clark, in particular, has become very active in the private-brand pocket tissue category. In addition, companies such as Chesebrough-Pond's, Johnson & Johnson and Dr. Scholl's are continually re-investing in their premium brands, partly in an attempt to reclaim market share lost to private-brand and value-brand products.

        The custom bar soap market is very fragmented with numerous participants, some of which have greater resources than the Company. Competition in the custom bar soap market is based primarily on quality, price and customer service.


   Other Factors Affecting the Business of the Company

   Trademarks and Patents

     The Company owns all of the rights to the large number of trademarks used in its blade, fiber and foot care and soap businesses. Such trademarks include, among others, "Personna", "MBC", "GEM", "Flicker", "Bump Fighter", "Burma Shave", "Megas", "Crystal", "ACCO", "Kensington", "Lavender & Old Lace", and "Sandalwood". Trademarks are registered in the United States and in many other countries, and the Company considers such trademarks, in the aggregate, to be material to its business. In addition, the Company owns various patents and licenses related to the design and manufacture of certain of its products. The Company considers such patents to be important to its business, and the "MBC" patent is considered material to the conduct of the Company's business. There are no trademarks, patents or licenses expiring in 1997 which the Company expects would have a material effect on its business.

        The Company considers many of the processes which it uses to manufacture its products unique and proprietary. The Company has not, however, applied for patent or copyright protection for any of these processes. The Company relies on non-disclosure and non-compete agreements with many of its employees and with the former owners of the Company's predecessor to protect its proprietary rights in these patents, licenses and processes.


   Employees and Labor Relations

        As of December 31, 1996, the Company employed approximately 2,100 people worldwide, of which approximately 1,635 were hourly employees.

        Four collective bargaining agreements cover certain of the Company's employees: the first, at the Verona, Virginia plant, covers 390 employees and expires on September 25, 2000; the second, at the Company's Dayton, Ohio plant, covers 180 employees and expires on March 24, 1999; the third, at the Company's St. Louis plant, covers 160 employees and expires on September 1, 1999, and the fourth at the Company's Nazareth Illit, Israel plant, covers 160 employees and expires on April 1, 1999. In addition to the foregoing employees, the Company employs an aggregate of 745 hourly employees at its Knoxville, Tennessee; Union, New Jersey; Maplewood, New Jersey; Cleveland, Ohio; Sparks, Nevada; Nottingham, England; Obregon, Mexico; and San Juan, Puerto Rico facilities, none of whose employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


   Past Litigation

        In January 1991, the Company was named as a defendant in a patent infringement suit filed by Warner-Lambert regarding the Company's alleged use of a water soluble lubricating strip on certain of its shaving products (the "Patent Litigation"). The suit was settled pursuant to the Settlement Agreement in June 1992, after an unfavorable judgment had been rendered against the Company. As part of the Settlement Agreement, the Company is permitted to manufacture and sell throughout the world razor blade cartridges with lubricating strip attachments. In return for this right and as settlement for all past practices, the Company agreed to pay Warner-Lambert $12.0 million over 4 1/2 years. In addition, the Company was required to make certain accelerated payments if, among other things, the unit sales volume of affected products exceeded certain benchmark levels. As a consequence, the Company made accelerated payments of $0.3, $0.4 million, $1.1 million and $1.6 million on March 31, 1993, March 31, 1994, March 31, 1995, and March 31, 1996, respectively. As part of the Settlement Agreement, Warner-Lambert and the Company released each other from any claims that were or could have been raised in the Patent Litigation. In addition, in October 1991, the Company obtained, in relation to the Patent Litigation, a non-exclusive license to certain patent rights in exchange for the payment of $1.4 million, all of which was paid by March 31, 1994. In October 1996, the Company made its final payment under the Settlement Agreement and there are no other liabilities or obligations to be incurred under the Settlement Agreement.



   Environmental Matters

        The Company is subject to various federal, state and local environmental laws and regulations and the environmental laws and regulations of the various foreign jurisdictions in which the Company does business. The Company anticipates that such laws and regulations will become increasingly stringent in the future.

        In December 1986, the Company entered into a Special Order with the predecessor agency of the Virginia Department of Environmental Quality ("VDEQ") pursuant to which the Company agreed to investigate and cleanup groundwater contamination at the Company's Verona, Virginia razor blade manufacturing facility. Pursuant to a plan of remediation approved by the VDEQ's executive director on February 18, 1988 and fully implemented in 1989, the Company built and currently operates a groundwater treatment facility to treat the contaminated groundwater. The Company regularly monitors the level of contamination in the groundwater. The Company is not presently aware of any additional contamination that is required to be remediated at this time at the Verona site.

        In October 1996, as a result of a review of safety and environment compliance at its razor blade manufacturing facility in Verona, Virgina, the Company discovered that modifications to the facility in 1994 may have violated federal and state air regulations. A federal rule adopted in December 1994, regulates the emissions of the trichloroethylene used in twenty-four blade cleaners attached to the Company's razor blade grinders. It required the submission of notices by January 31, 1995, to the United States Environmental Protection Agency ("EPA") from facilities with solvent cleaning machines and imposed emissions standards. Halogenated solvent cleaning machines for which construction commenced after November 1993, were to comply with the emissions controls by December 1994. Existing machines are to comply with the control requirements by December 1997. The Company's compliance review revealed that two of the blade cleaners had been installed in 1994 without the new machine air emission controls and without obtaining additional air permits. The review also revealed that although the Company had submitted notice of the new and existing blade cleaners as sources of trichloroethylene to the VDEQ it had not notified the EPA. Promptly upon learning of the situation the Company reported it to the EPA. The Company's report to the agencies enclosed the federal notices for the blade cleaners and announced a compliance plan for the two blade cleaners installed in 1994. The plan commits the Company to attempt the early installation of the facility wide solvent vapor recovery system to meet the December 1997 deadline for controlling emissions from the existing blade cleaners. The early control of the twenty-four machines should result in a net environmental benefit. Conversations with the EPA indicate that it is considering initiating an administrative enforcement action. However, the Company believes that its prompt, voluntary notification of the EPA coupled with its environmentally beneficial compliance plan should mitigate any administrative penalty the agency might seek through operation of EPA's "Voluntary Disclosure Policy".

        When the Company purchased the Maplewood, New Jersey facility as part of the Ardell acquisition, the Company and the previous owners of Ardell entered into an Administrative Consent Order on March 31, 1989 with the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to which the previous owners of Ardell agreed to perform soil and groundwater remediation under the New Jersey Environmental Cleanup and Responsibility Act. Through September 1996, the previous owners had assumed full financial and oversight responsibility for remediation of the site. At that time, in settlement of claims by Ardell under its insurance policies with Federal Insurance Company covering the periods March 6, 1979 to March 6, 1987, the Federal Insurance Company assumed primary financial and oversight responsibility for the remediation. The estimated costs to complete the remediation of approximately $0.6 million are being borne by Federal Insurance Company and the previous owners of Ardell. The previous owners have posted the requisite financial assurance bond with NJDEPE securing such remediation obligations and have provided the Company with evidence of having obtained the bond. They also agreed to the delay of payments totaling approximately $1 million due them by the Company under the acquisition agreement for Ardell until such time as the remediation achieves certain defined benchmarks. The first partial principal payment of $0.3 million has been paid leaving $0.7 million still owed them by the Company. The Company has the right to offset these amounts against any costs incurred to ensure remediation. Additionally, as security, a letter of credit was obtained by the sellers in favor of NJDEPE in the amount of $0.6 million which remains intact. The Company has incurred only limited costs to date regarding this matter and does not expect to incur any material future costs.

        In the late 1970's when Hewitt was owned by Procter and Gamble
   ("P&G"), Hewitt allegedly deposited soap products, wrappers and cartons at the Cardington Road landfill, a Superfund site located in Moraine, Ohio. The Company believes that the materials sent to the landfill by Hewitt did not contain any "hazardous substances" as defined by the EPA. P&G defended Hewitt's rights in this action since the first notice was received from the EPA in 1987. The 1980 acquisition agreement relating to Hewitt provides that P&G must hold the Company and Hewitt harmless from any litigation or governmental agency actions that arise out of the operations of Hewitt prior to closing. P&G defended Hewitt, although it had notified the Company that it interpreted the indemnity to require indemnification only for material judgments. P&G's defense efforts were limited to responding to EPA requests for information and discussions with other potentially responsible parties. Neither P&G nor Hewitt have been made party to the investigation and cleanup. The sole involvement of the Company was to oversee P&G's defense efforts, which involved only limited costs. In 1996, the Cardington Road Coalition (a group of companies that agreed to clean up the site) (the "Coalition") through a Consent Decree and an indemnification agreement released the Company from all claims for a payment of approximately $26,000 ($13,000 of which was paid by P&G). The Company signed the Consent Decree which was approved by the United States District Court for the Southern District of Ohio on August 12, 1996. The Decree releases the Company from all claims associated with the Cardington Road landfill, except for potential natural resource damage claims. The agreement to indemnify and defend the Company from any future natural resource damage claims was signed by the member companies of the Coalition (General Motors Corporation, Tremont Landfill Company, NCR Corporation, Bridgestone/Firestone, Inc.) and took effect March 13, 1996.

        The Valley Park, Missouri plant facility of the Company's Megas subsidiary, which was acquired on March 3, 1995, is located on a parcel of land which is the subject of a CERCLA investigation. This investigation is being undertaken in response to a release of "hazardous substances" from upgradient industries. The affected area, which includes the groundwater beneath a segment of the plant site, has been found to be contaminated by various chlorinated solvents including trichloroethylene (TCE) and trichloromethane (TCA). The contaminated aquifer had been the source of municipal water supply wells. The results of a limited remedial investigation completed for EPA and the State of Missouri in January 1988, indicate that the source of the TCE contamination was located to the northwest of the Megas facility. The EPA and the State subsequently developed a remediation plan to address the TCE contamination and have executed a Consent Order with a potentially responsible party to implement the plan. The focus of their investigation has now turned to the remediation of the TCA contamination which the limited remedial investigation concluded was originating west southwest of the Megas facility between Marshall Road and the Merrimac River. Megas does not use or have records of having used the identified "hazardous substances" in its facility and has not been found to be a potentially responsible party. The Company has reviewed the EPA limited remediation investigation report and performed limited soil gas analysis on site. The results of the testing did not indicate soil contamination that could have contributed to the underlying plume. Based on the Company's investigation to date, results of the soil gas analyses performed on site, and discussions held with the Missouri Attorney General's office, the Company believes that it is unlikely that Megas will be identified as a potentially responsible party in connection with the EPA Superfund site. In the unlikely event that the Company is identified as a potentially responsible party, the sellers of Megas have agreed to indemnify the Company, until March 3, 2000, for certain environmental matters, including costs incurred in connection with the Valley Park site, in an amount not to exceed $300,000.

        The Company, after consultation with its advisors, does not believe that any of these matters will have a material effect on the Company's consolidated financial position or results of operations, regardless of any claims to indemnification.

   ITEM 2 - Properties

        As of February 26, 1997, the Company owned or leased the following facilities:


                                                                Approximate
   Products              Location           Type of Facility    Square Feet
   --------              --------           -----------------   -----------

   Shaving blades        Verona, Virginia   Manufacturing,      307,000
    and razors,                               packaging,
    bladed hand                               distribution,
    tools and blades                          sales and
    and industrial                            corporate
    and specialty and
    medical blades       Nottingham,        Packaging,          25,000
                           United Kingdom     distribution
                                              and sales

                         Knoxville,         Manufacturing,      125,000
                            Tennessee         packaging
                                              and distribution

                         San Juan,          Manufacturing,      26,000
                           Puerto Rico        packaging,
                                              distribution
                                              and sales

                         Obregon, Mexico    Manufacturing,      94,000
                                             packaging and
                                             distribution

                         Nazareth Illit,    Manufacturing,      85,000
                            Israel            packaging,
                                              distribution
                                              and sales

   Bladed hand
    tools and            Union, New Jersey  Manufacturing,      40,000
    blades and                                packaging
    industrial                                and distribution
    and specialty
    blades               Maplewood,         Packaging           15,000
                           New Jersey

   Fiber and foot care   Cleveland, Ohio    Manufacturing,      123,000
                                              packaging,
                                              distribution
                                              and sales

                         Valley Park,       Manufacturing,      107,000
                           Missouri           packaging,
                                              distribution
                                              and sales

                         Fenton, Missouri   Distribution        42,000

                         Sparks, Nevada     Manufacturing,      36,000
                                              packaging,
                                              and distribution

   Soap                  Dayton, Ohio       Manufacturing,      270,000
                                              packaging,
                                              distribution
                                              and sales

                         Columbus, Indiana  Manufacturing,      20,000
                                               packaging,
                                               distribution
                                               and sales


                                                                Owned or
   Products              Location           Type of Facility    Leased
   --------              --------           ----------------    --------

   Shaving blades        Verona, Virginia   Manufacturing,      Owned
    and razors,                               packaging,
    bladed hand                               distribution,
    tools and blades                          sales and
    and industrial                            corporate
    and specialty and
    medical blades       Nottingham,        Packaging,          Leased
                           United Kingdom     distribution
                                              and sales

                         Knoxville,         Manufacturing,      Owned
                            Tennessee         packaging
                                              and distribution

                         San Juan,          Manufacturing,      Leased
                           Puerto Rico        packaging,
                                              distribution
                                              and sales

                         Obregon, Mexico    Manufacturing,      Leased
                                             packaging and
                                             distribution

                         Nazareth Illit,    Manufacturing,      Leased
                            Israel            packaging,
                                              distribution
                                              and sales

   Bladed hand
    tools and            Union, New Jersey  Manufacturing,      Leased
    blades and                                packaging
    industrial                                and distribution
    and specialty
    blades               Maplewood,         Packaging           Owned
                           New Jersey

   Fiber and foot care   Cleveland, Ohio    Manufacturing,      Leased
                                              packaging,
                                              distribution
                                              and sales

                         Valley Park,       Manufacturing,      Owned
                           Missouri           packaging,
                                              distribution
                                              and sales

                         Fenton, Missouri   Distribution        Leased

                         Sparks, Nevada     Manufacturing,      Leased
                                              packaging,
                                              and distribution

   Soap                  Dayton, Ohio       Manufacturing,      Owned
                                              packaging,
                                              distribution
                                              and sales

                         Columbus, Indiana  Manufacturing,      Leased
                                               packaging,
                                               distribution
                                               and sales


                                                                Lease
                                                                Termination
   Products              Location           Type of Facility    Date
   --------              --------           ----------------    -----------

   Shaving blades        Verona, Virginia   Manufacturing,
    and razors,                               packaging,
    bladed hand                               distribution,
    tools and blades                          sales and
    and industrial                            corporate
    and specialty and
    medical blades       Nottingham,        Packaging,          September 1997
                           United Kingdom     distribution
                                              and sales

                         Knoxville,         Manufacturing,
                            Tennessee         packaging
                                              and distribution

                         San Juan,          Manufacturing,      June 2000
                           Puerto Rico        packaging,
                                              distribution
                                              and sales

                         Obregon, Mexico    Manufacturing,      April 2006
                                             packaging and
                                             distribution

                         Nazareth Illit,    Manufacturing,      July 2002
                            Israel            packaging,
                                              distribution
                                              and sales

   Bladed hand
    tools and            Union, New Jersey  Manufacturing,      April 1997
    blades and                                packaging
    industrial                                and distribution
    and specialty
    blades               Maplewood,         Packaging
                           New Jersey

   Fiber and foot care   Cleveland, Ohio    Manufacturing,      February 1999
                                              packaging,
                                              distribution
                                              and sales

                         Valley Park,       Manufacturing,
                           Missouri           packaging,
                                              distribution
                                              and sales

                         Fenton, Missouri   Distribution        June 1999

                         Sparks, Nevada     Manufacturing,      November 1998
                                              packaging,
                                              and distribution

   Soap                  Dayton, Ohio       Manufacturing,
                                              packaging,
                                              distribution
                                              and sales

                         Columbus, Indiana  Manufacturing,      September 2005
                                               packaging,
                                               distribution
                                               and sales


        The Company supplements its distribution capabilities through public warehouse facilities. In addition, the Company uses contract packagers in selected domestic and international markets. The Company believes that the variety of domestic and international locations give the Company operating flexibility.

        The Company considers all of its facilities to be in good operating condition and adequate for their present purposes. The Company's production facilities are capable of being utilized at a higher capacity to support increased demand, if necessary.

   ITEM 3 - Legal Proceedings

        The Company is party to routine litigation incidental to the conduct of its business, the disposition of which is not expected to have a material effect on the Company's consolidated financial position or results of operations.


   ITEM 4 - Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.


   Executive Officers of the Registrant

        Set forth below are the executive officers of the Company as of March 3, 1997, their ages, positions, and a description of their business experiences for the last five years. Except for Mr. Heim, Mr. Paterson, Mr. Piron and Mr. Van Noy, all of the below named executive officers have been employees of the Company for more than the last five years.


   Name                   Age  Position with Company

   Thomas H. Quinn        49   Chairman and Chief Executive Officer
   William C. Weathersby  55   President, Chief Operating Officer
   James V. Heim          43   Senior Vice President - Consumer and Personal
                               Products
   Thomas G. Kasvin       49   Senior Vice President - Chief Financial Officer
   H. Vincent Nelson      52   Vice President - Branded Products
   John W. Paterson       54   Vice President - Medical
   George L. Pineo        62   Vice President - International, Shaving
   Michael J. Piron       56   Vice President - Technical and Logistics
                               Operations
   William L. Robbins     55   Vice President - Private-Brand, Shaving
   Gary S. Wade           47   Vice President - Industrial
   Jack Van Noy           65   President - Megas Beauty Care, Inc.

        Mr. Quinn became Chairman of the Board of Directors of the Company in April 1989, in connection with the acquisition of the Company. Since 1988, Mr. Quinn has been President, Chief Operating Officer and a director of Jordan Industries, Inc., a diversified industrial holding company, and Chairman of the Board and Chief Executive Officer of Welcome Home, Inc., and a director of Ameriking, Inc., and Motors and Gears, Inc.

        Mr. Weathersby joined the Company in January 1990, and has served as President and a director since that time. Prior to joining the Company, Mr. Weathersby held senior executive positions with Revlon Health Care and Squibb Corporation. From 1985 through 1989, Mr. Weathersby was Group President, Squibb Corporation, and a member of its Executive Committee.

        Mr. Heim joined the Company in June 1996, and has served as Senior Vice President - Consumer and Personal Products since that time. From November 1985 through May 1996, Mr. Heim held various executive positions with Maybelline Corporation. From September 1994 through May 1996, Mr. Heim was General Manager of Maybelline Canada, Inc./The Yardley Company, and from January 1992 through August 1994, he was Senior Vice President, Maybelline Sales.

        Mr. Kasvin joined the Company in August 1991, and has served as Vice President - Chief Financial Officer since that time until August 1996, when he became Senior Vice President - Chief Financial Officer. From May 1982 through July 1991, Mr. Kasvin was corporate controller for the Marmon Group, a privately held, diversified manufacturing company.

        Mr. Nelson has been Vice President - Branded Products of the Company since January 1994. From June 1983 until July 1994, Mr. Nelson served as National Sales Manager of Branded Products. Prior to joining the Company, Mr. Nelson held various sales and sales management positions with The Gillette Company and Mennen Company.

        Mr. Paterson joined the Company in July 1993, and has served as Vice President - Medical since that time. From 1990 through 1992, Mr. Paterson served as Vice President, Marketing and Sales of Cryomedical Sciences. Prior to that time, Mr. Paterson held various sales and marketing positions where he was responsible for the marketing of medical devices with Johnson & Johnson and Abbott Laboratories.

        Mr. Pineo has been Vice President - International, Shaving of the Company since 1984. Prior thereto, he was employed by The Gillette Company in various engineering, marketing, manufacturing and general management positions in Puerto Rico, Mexico, Columbia, Chile and Australia.

        Mr. Piron has been Vice President - Technical and Logistics Operations of the Company since January 1994. Prior to joining the Company, Mr. Piron was Vice President of Operations for the Consumer Products Group at Bristol Myers Squibb. From 1963 through 1987, Mr. Piron held various manufacturing and logistics positions in consumer products with Johnson & Johnson, Warner-Lambert and Hoechst Celanese.

        Mr. Robbins has been Vice President - Private-Brands, Shaving of the Company since 1983 and has been employed by the Company since 1973. Prior to joining the Company, Mr. Robbins held various positions with Chesebrough-Pond's and Johnson & Johnson.

        Mr. Wade has been employed in various sales positions in the Company's industrial blade division since 1978. In 1990, Mr. Wade was appointed Vice President - Industrial. Prior to joining the Company, Mr. Wade was employed in various sales positions by Philip Morris U.S.A.

        Mr. Van Noy, President of Megas Beauty Care, Inc., joined the Company on March 3, 1995, in connection with the acquisition of ACCO by the Company. Mr. Van Noy joined ACCO in 1979 as its President following a career at American Hospital Supply Corporation. Starting as a territory salesman at American Hospital Supply Corporation, Mr. Van Noy held various management positions including vice president of American Pharmaseal and managing director of American Hospital Supply Europe with reporting responsibility for seven business units.



                                     PART II

   ITEM 5 - Market for Registrant's Common Equity and Related Stockholder
   Matters

        The Company's common stock, par value $.01 per share (the "Common Stock") is traded in the over-the-counter market and has been included in the NASDAQ National Market under the symbol "RAZR" since the Company's Form S-1 registration statement relating to the initial public offering of its Common Stock became effective on June 8, 1993. Information with respect to market prices of the Common Stock for each of the quarters in 1995 and 1996 is presented under Item 8 of this Report.

        As of February 26, 1997, the Company's shares of Common Stock were held by approximately 2,400 shareholders of record (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

        The Company has not paid and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. From time to time, the Board of Directors intends to review the Company's dividend policy. Any payment of dividends will be at the discretion of the Board of Directors and will be dependent on the earnings and financial requirements of the Company and other factors, including the restrictions imposed by the General Corporation Law of the State of Delaware on the payment of dividends and covenants in the Company's revolving credit facility and the indenture related to the 9 7/8% Series B Senior Notes described in Note 5 of Notes to Consolidated Financial Statements under Item 8 of this Report.

   ITEM 6 - Selected Financial Data

        The following data should be read in conjunction with the consolidated financial statements of the Company included under Item 8 of this Report and management's discussion and analysis of financial condition and results of operations included under Item 7 of this Report.

                                                   Year ended December 31,
   Statement of Income Data:                   1996 (1)  1995 (2)   1994 (3)
                                               --------  --------   --------

   Net sales                                   $260,636  $230,453   $192,573
   Costs and expenses
    Cost of sales                               169,949   149,994    119,192
    Selling, general and administrative
       expenses                                  54,867    48,487     43,366
    Amortization of intangible assets             2,503     2,341      3,219
    Termination of consulting agreement               -         -          -
    Litigation settlement expense                     -       947          -
                                               --------  --------   --------

   Operating income                              33,317    28,684     26,796

   Interest expense                              11,719    10,582      7,580
   Recapitalization expense                           -         -          -
                                               --------  --------   --------

   Income (loss) before income taxes and
    extraordinary item                           21,598    18,102     19,216
   Income taxes                                   8,425     7,241      7,895
                                               --------  --------   --------

   Income (loss) before extraordinary item       13,173    10,861     11,321
   Extraordinary item, net of income tax
      benefit                                         -      (980)         -
                                               --------  --------   --------

   Net income (loss)                           $ 13,173  $  9,881   $ 11,321
                                               ========  ========   ========

   Earnings (loss) per share:
   Income (loss) before extraordinary item        $1.09    $0.90       $0.94
   Extraordinary item                                 -    (0.08)          -
                                                  -----    -----       -----

   Net income (loss)                              $1.09    $0.82       $0.94
                                                  =====    =====       =====


   Weighted average number of shares
      outstanding                                12,093   12,093      12,093
                                                 ======   ======      ======

                                                         December 31,
   Balance Sheet Data:                           1996      1995       1994
                                               --------  --------   --------

   Total assets                                $229,997  $208,263   $180,000
   Long-term obligations, including
    current portion                             112,181   109,789     99,577
   Redeemable preferred stock                         -         -          -
   Stockholders' equity (deficit)                44,523    30,898     21,139

                                               Year ended December 31,
   Statement of Income Data:                     1993      1992
                                               --------  --------

   Net sales                                   $158,141  $151,117
   Costs and expenses
    Cost of sales                                95,884    91,972
    Selling, general and administrative
      expenses                                   35,593    35,439
    Amortization of intangible assets             7,110     7,116
    Termination of consulting agreement           1,969         -
    Litigation settlement expense                     -         -
                                               --------  --------

   Operating income                              17,585    16,590

   Interest expense                              12,056    18,485
   Recapitalization expense                           -     1,664
                                               --------  --------

   Income (loss) before income taxes and
    extraordinary item                            5,529    (3,559)
   Income taxes                                   1,961       137
                                               --------  --------

   Income (loss) before extraordinary item        3,568    (3,696)
   Extraordinary item, net of income tax
      benefit                                    (3,197)        -
                                               --------  --------

   Net income (loss)                           $    371  $ (3,696)
                                               ========  ========

   Earnings (loss) per share:
   Income (loss) before extraordinary item        $0.34    $(0.71)
   Extraordinary item                             (0.34)        -
                                                 ------     -----

   Net income (loss)                             $    -    $(0.71)
                                                 ======    ======


   Weighted average number of shares
      outstanding                                 9,550     6,255
                                                  =====     =====

                                                   December 31,
   Balance Sheet Data:                           1993      1992
                                               --------  --------

   Total assets                                $146,643  $147,614
   Long-term obligations, including
    current portion                              94,297   152,495
   Redeemable preferred stock                         -     7,742
   Stockholders' equity (deficit)                 9,592   (55,051)


   (1) The Company's results of operations include results for Bond-America
       Israel Blades, Ltd., and its wholly-owned subsidiary, A.I. Blades, Inc.
       (collectively, "Bond") since its March 29, 1996, acquisition date.
       Results for the period ended December 31, 1996, include net sales of Bond of $11.2 million.
   (2) The Company's results of operations include results for Absorbent Cotton
       Company ("ACCO") since its March 3, 1995, acquisition date. Results for the period ended December 31, 1995, include net sales of ACCO of $16.6 million.
   (3) The Company's results of operations include results for Megas Beauty
       Care, Inc., ("Megas") since its June 10, 1994, acquisition date.
       Results for the period ended December 31, 1994, include net sales of Megas of $18.7 million.

   ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table sets forth information with respect to the Company's business segments:

                                            Year ended December 31,
                                  ---------------------------------------
                                        1996                   1995
                                  -----------------      ---------------
                                             (Dollars in millions)

   Net Sales:
    Razors and blades
      Shaving blades and
       razors (1)                 $114.4       43.9%     $ 97.1     42.2%
      Bladed hand tools
       and blades                   40.7       15.6        39.2     17.0
      Industrial, specialty
       and medical blades           16.5        6.4        15.8      6.8
                                  ------      -----      ------    -----
        Total                      171.6       65.9       152.1     66.0
    Fiber and foot care (2)         55.8       21.4        48.7     21.1
    Custom bar soap                 33.2       12.7        29.7     12.9
                                  ------      -----      ------    -----
      Total                       $260.6      100.0%     $230.5    100.0%
   Operating Income:
    Razors and blades             $ 26.4       15.4%     $ 24.1     15.9%
    Fiber and foot care              4.1        7.3         3.0      6.2
    Custom bar soap                  2.8        8.4         1.6      5.3
                                  ------                 ------
      Total                       $ 33.3       12.8%     $ 28.7     12.4%



                                            Year ended December 31,
                                  ---------------------------------------
                                        1994
                                  -----------------
                                  (Dollars in millions)

   Net Sales:
    Razors and blades
      Shaving blades and
       razors                     $ 92.0       47.8%
      Bladed hand tools
       and blades                   39.5       20.5
      Industrial, specialty
       and medical blades           13.9        7.2
                                  ------      -----
        Total                      145.4       75.5
    Fiber and foot care (2)         18.7        9.7
    Custom bar soap                 28.5       14.8
                                  ------      -----
      Total                       $192.6      100.0%
   Operating Income:
    Razors and blades             $ 22.2       15.3%
    Fiber and foot care              2.3       12.3
    Custom bar soap                  2.3        8.1
                                  ------
      Total                       $ 26.8       13.9%

   (1) The year ended December 31, 1996, includes net sales of Bond of $11.2 million since its March 29, 1996, acquisition date.

   (2) The year ended December 31, 1995, includes net sales of ACCO of $16.6 million since its March 3, 1995, acquisition date and the year ended
       December 31, 1994, includes net sales of Megas of $18.7 million since its June 10, 1994, acquisition date.

   GENERAL

   The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included under Item 8 of this Report.

   In 1996, the Company posted record net sales of $260.6 million. Net sales benefited from the Company's purchase on March 29, 1996, of certain assets of Israel based Bond - America Israel Blades, Ltd., and its wholly-owned U.
   S. subsidiary, A.I. Blades, Inc. (collectively, "Bond"), a manufacturer and distributor of private-brand and value-brand shaving products. Sales by Bond since its acquisition date were $11.2 million. The Company's operating income of $33.3 million or 12.8% of net sales was also a record. Operating income for 1995 was negatively impacted by the $0.9 million litigation settlement expense relating to the American Medical Manufacturing, Inc. suit which was settled in June, 1995. Net income for 1996 of $13.2 million set another record, rising 21.3%, or $1.09 per share compared to income before extraordinary item of $10.9 million, or $0.90 per share for 1995 which includes litigation settlement expense of $0.6 million after taxes, or $0.05 per share.

   The Company is a leading designer, manufacturer and marketer of high quality brand-name and private-brand consumer products. The Company's principal products consist of razors and blades, sales of which are broken into three broad categories, shaving blades and razors, bladed hand tools and blades, and industrial and specialty and medical blades. The Company also manufactures fiber and foot care products and custom bar soaps. The Company distributes its products to the retail and professional trades in the United States and in selected international markets.

   The Company's operating strategy consists of four key elements: (i) capitalize on the growing demand for private-brand and value-brand personal care consumer products; (ii) increase penetration of markets currently served by the Company and enter new markets; (iii) develop new products and product line extensions; and (iv) reduce operating costs and improve productivity. This strategy contemplates that the Company will acquire or dispose of businesses that assist the Company in attaining its strategic goals.

   YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Net Sales.
   Net sales for 1996 and 1995 were $260.6 million and $230.5 million, respectively, an increase of $30.1 million, or 13.1%. Sales by Bond, since its March 29, 1996, acquisition date, contributed $11.2 million to the net sales increase. The impact of increases in unit volume and new product introductions within the Company's other operating units accounted for substantially all of the remaining $18.9 million increase in net sales. Net sales of the Company's shaving blades and razors for 1996 (excluding Bond) and 1995 were $103.2 million and $97.1 million, respectively, an increase of $6.1 million or 6.3%. Net sales of domestic branded shaving products increased 10.7%, primarily benefiting from increased promotional programs and continued strength in the MBC trademark, Lady MBC trademark and Burma Shave trademark shaving system line of products. Net sales of international shaving products (excluding Bond) increased 6.6%, primarily benefiting from increased distribution of the MBC trademark and Lady MBC trademark line of products and from increased sales primarily in Canada, Mexico, Europe and the Far East. In addition, international net sales during 1996 were negatively impacted by exchange rate fluctuations. Net sales of domestic private-brand shaving products increased 1.5% and also benefitted from sales of the Company's MBC trademark and Lady MBC trademark products.

   Net sales of bladed hand tools and blades for 1996 and 1995 were $40.7 million and $39.2 million, respectively, an increase of $1.5 million or 3.8%. This increase primarily reflects increased sales of the Company's American Line trademark and Personna registered line of products and increased product promotions.

   Net sales of industrial and specialty and medical blades for 1996 and 1995 were $16.5 million and $15.8 million, respectively, an increase of $0.7 million, or 5.0%. Sales of industrial and specialty products decreased 5.2% due primarily to inventory adjustments at major original equipment manufacturers and other user customers. Sales of medical products increased 19.7% due to new product introductions and an expanding customer base.

   Net sales of fiber and foot care products for 1996 and 1995 were $55.8 million and $48.7 million, respectively, an increase of $7.1 million, or 14.7%. On a fully comparable basis (including 1995 net sales of ACCO of $3.1 million prior to its acquisition date), net sales increased $4.1 million, or 7.9%. Fiber and foot care experienced sales growth across all of its product lines, particularly in cotton pads, swabs, and tissues primarily resulting from increased product promotions and increased sales to certain customers.

   Net sales of the Company's custom bar soap products for 1996 and 1995 were $33.2 million and $29.7 million, respectively, an increase of $3.5 million, or 11.6%. This increase primarily reflects the strong growth in sales of the Company's pharmaceutical/skin care products.

   Gross Profit.
   Gross profit increased $10.2 million to $90.7 million for 1996 from $80.5 million for 1995. As a percentage of net sales, gross profit was 34.8% for 1996 and 34.9% for 1995. This decrease was primarily due to the lower margins earned on sales of Bond products and higher depreciation expense, related to the Company's capacity expansion projects. This decrease was substantially offset by lower production costs resulting from increased output from the Company's Mexico operations and the Columbus, Indiana, synthetic soap operations and from fiber and foot care's efforts to control manufacturing costs while increasing sales volume, lower material costs and lower shipping costs primarily resulting from negotiating lower shipping rates with carriers.

   Operating and Other Expenses.
   Selling, general and administrative expenses were substantially unchanged at 21.1% of net sales for 1996 compared to 21.0% for 1995. Amortization of goodwill and other intangible assets increased for 1996 to $2.5 million from $2.3 million for 1995, primarily reflecting an increase in amortization of goodwill relating to the ACCO and Bond acquisitions.

   Litigation settlement expense of $0.9 million, including legal fees incurred during the three months ended June 30, 1995, relate to the American Medical Manufacturing, Inc. suit which was settled in June 1995.

   Interest expense increased in 1996 to $11.7 million from $10.6 million in 1995 primarily reflecting the higher interest rate resulting from the Company's debt offering in August 1995, and from increased borrowings to finance the ACCO and Bond acquisitions.

   The Company's effective income tax rate for 1996 and 1995 was 39% and 40%, respectively. (See Note 8 to the Consolidated Financial Statements.)

   YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

   Net Sales.
   Net sales for 1995 and 1994 were $230.5 million and $192.6 million, respectively, an increase of $37.9 million, or 19.7%. Sales by Megas and ACCO contributed $30.0 million to the net sales increase. The impact of increases in unit volume and new product introductions within the Company's other operating units accounted for approximately 85% of the remaining $7.9 million increase in net sales with the balance of this increase predominantly caused by fluctuations in exchange rates while increases in selling prices had a minimal impact. Net sales of the Company's shaving blades and razors for 1995 and 1994 were $97.1 million and $92.0 million, an increase of $5.1 million or 5.6%. Net sales of domestic private-brand and international shaving products increased 8.3% and 8.8%, respectively, benefiting from sales of the Company's MBC trademark product. International net sales also benefited from favorable exchange rate fluctuations. Net sales of domestic branded shaving products were substantially unchanged.

   Net sales of bladed hand tools and blades for 1995 and 1994 were $39.2 million and $39.5 million, respectively, a decrease of 0.9%. While sales for the Company's branded blades and tools in retail markets continued to grow, overall sales were negatively affected by reductions in purchases by original equipment manufacturers and wholesale distributors in reaction to reduced activity in the construction trades during 1995.

   Net sales of industrial and specialty and medical blades for 1995 and 1994 were $15.8 million and $13.9 million, respectively, an increase of 13.2%. The net sales increase reflects the continued strong performance of industrial and specialty products, up 16.9%, benefiting from the Company's quality and technological advantages. Steady growth also continued in medical products, up 8.4%.

   Net sales of the Company's custom bar soap products for 1995 and 1994 were $29.7 million and $28.5 million, respectively, an increase of $1.2 million or 4.5%. This increase primarily reflects the continued growth in net sales of the Company's pharmaceutical/skin care products.

   Gross profit.
   Gross profit increased $7.1 million to $80.5 million for 1995 from $73.4 for 1994. As a percentage of net sales, gross profit declined to 34.9% in 1995 from 38.1% in 1994. The reduction in gross profit resulted primarily from the higher proportion of sales in the lower margin fiber and foot care products coupled with increased cost of cotton fibers, and custom bar soap material cost increases, changes in product mix and increased depreciation expense.

   Operating and Other Expenses.
   Selling, general and administrative expenses were 21.0% of net sales for 1995 compared to 22.5% for 1994, a 1.5% of net sales decrease primarily reflecting the lower level of selling, general and administrative costs needed to support the Company's fiber and foot care operations and cost reductions resulting from consolidation of the fiber and foot care operations.

   Amortization of goodwill and other intangible assets declined for 1995 to $2.3 million from $3.2 million for 1994, primarily reflecting the March 31, 1994 expiration of amortization of certain noncompete agreements and other intangible assets, partially offset by the increase in amortization of goodwill and noncompete agreements relating to the Megas and ACCO acquisitions.

   Interest expense increased in 1995 to $10.6 million from $7.6 million in 1994 largely as a result of an increase in interest rates on the Company's short-term borrowings during 1995, the higher interest rate resulting from the Company's debt offering in August, 1995, and from increased borrowings to finance the Megas and ACCO acquisitions and the purchase of the Knoxville, Tennessee facility in July, 1995.

   The litigation settlement expense of $0.9 million, including legal fees, relates to settlement of the American Medical Manufacturing, Inc. ("AMMI") suit. During May, 1994, AMMI sued the Company based on a group of claims involving the failure by the Company to fulfill an alleged nationwide distribution agreement relating to AMMI's products. The Company denied the existence of any such agreement. In January, 1995, the Company won a motion for summary judgement on certain of the claims and filed an appeal to dismiss the remaining claims which was denied. The case was settled in June, 1995.

   Costs of $1.0 million (net of tax benefit) associated with the retirement of indebtedness have been presented as an extraordinary charge for early extinguishment of debt in the results of operations during the year ended December 31, 1995.

   The Company's effective income tax rate for 1995 and 1994 was substantially unchanged at 40% and 41%, respectively.


   LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $25.5 million and $18.2 million for 1996 and 1995, respectively. The increase of $7.3 million in 1996 as compared to 1995 was primarily due to increased earnings and the net effects of differences in the changes in the components of working capital.

   In connection with the March 29, 1996, acquisition of Bond, the Company borrowed $12.7 million under its revolving credit facility. At December 31, 1996, long-term indebtedness amounted to $112.2 million (including the current portion of $1.4 million), and the Company had approximately $43.2 million available for future borrowings and letters of credit under its revolving credit facility. The weighted-average interest rate incurred by the Company with respect to its debt obligations in 1996 was approximately 9.6%.

   The Company's liquidity requirements are primarily the funding of working capital needs, which consist of inventory and trade receivables, capital expenditures and scheduled principal and interest payments on indebtedness. Capital expenditures in 1996 totaled $11.3 million, as compared to $12.4 million in 1995 and $7.2 million in 1994. The Company anticipates spending approximately $12.5 million in 1997 for capital expenditures and approximately $1.8 million of previously provided costs to finalize the Ardell restructuring in 1997. The Ardell restructuring will permit increased manufacturing flexibility, efficiency and quality as this facility is more completely integrated into the Company's operations.

   Management believes that the Company's cash on hand, anticipated funds from operations and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital, capital expenditures, debt service requirements and tax obligations as well as the Company's growth-oriented strategy for its existing business for at least the next 12 months. The Company anticipates that funding of any additional acquisitions will require additional borrowings under its revolving credit facility. The Company intends to maintain and further strengthen its financial condition and, in connection therewith, may from time to time consider other possible transactions, including other capital markets transactions or dispositions of businesses that no longer meet strategic objectives. The Company has no present plans in this regard.

   ITEM 8 - Financial Statements and Supplementary Data

        The consolidated financial statements of the registrant are submitted as a separate section of this Report starting on page 21. Information related to "Quarterly Data (Unaudited)" is summarized below:

                                                      1996
                                  -----------------------------------------
                                   First      Second     Third     Fourth
                                  ------      ------     ------    ------
                                       (In thousands, except per share
                                        and market price data)

   Net sales                      $57,460     $64,862    $71,052   $67,262
   Gross profit                    19,917      22,377     24,638    23,755
   Net income                       2,267       2,850      4,092     3,964
   Net income per share           $   .19     $   .24    $   .34   $   .33
   Market price
     High                         $  9.75     $ 12.25    $ 12.25   $ 14.00
     Low                             7.50        9.00       9.88     11.50



                                                      1995
                                  -----------------------------------------
                                   First      Second     Third     Fourth
                                  ------      ------     ------    ------
                                       (In thousands, except per share
                                        and market price data)

   Net sales                      $51,286     $58,102    $61,438   $59,627
   Gross profit                    17,818      19,727     21,362    21,552
   Income before extraordinary
      item                          1,915       1,898      3,580     3,468
   Extraordinary item                  --          --       (971)       (9)
   Net income                       1,915       1,898      2,609     3,459
   Per share
     Income before extraordinary
        item                      $   .16     $   .16    $   .30    $  .29
     Extraordinary item                --          --       (.08)       --
     Net income                       .16         .16        .22       .29
   Market price
     High                         $ 14.00     $ 12.75    $ 12.25   $  9.63
     Low                            11.13       11.25       9.38      7.50

   ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

                                     PART III

   ITEMS 10, 11, 12, AND 13.

        The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant", is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 20, 1997.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

   (a) (1), (2) and (3)--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 21.

   (b)  Reports on Form 8-K filed in the fourth quarter of 1996.

        None

   (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 48.

   (d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this Report on page 47.

                                    Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of March, 1997.

                            AMERICAN SAFETY RAZOR COMPANY



                            /s/Thomas H. Quinn
                            -------------------
                            Thomas H. Quinn
                            Chairman of the Board and Chief Executive Officer

                                Power of Attorney

   Each person whose signature appears below hereby constitutes and appoints William C. Weathersby and Jonathan F. Boucher, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned and to file the same, with all exhibits thereto, in any and all capabilities, to sign any and all amendments (including post-effective exhibits thereto, and other documents in connection therewith) with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the 6th day of March, 1997.


     Signature                   Title
     ---------                   -----

   /s/Thomas H. Quinn          Chairman of the Board and
   -----------------------       Chief Executive Officer
     Thomas H. Quinn             (Principal Executive Officer)

   /s/William C. Weathersby    Director, President and
   ------------------------      Chief Operating Officer
     William C. Weathersby

   /s/Thomas G. Kasvin         Senior Vice President
   ------------------------      Chief Financial Officer (Principal Financial
     Thomas G. Kasvin            Officer and Principal Accounting Officer)

   /s/Jonathan F. Boucher      Director, Vice President and Assistant Secretary
   ------------------------
     Jonathan F. Boucher

   /s/John W. Jordan II        Director
   -------------------------
     John W. Jordan II

   /s/David W. Zalaznick       Director
   ------------------------
     David W. Zalaznick

   /s/John R. Lowden           Director
   ------------------------
     John R. Lowden

   /s/Paul D. Rhines           Director
   ------------------------
     Paul D. Rhines

   /s/D. Patrick Curran        Director
   ------------------------
     D. Patrick Curran

   /s/William C. Ballard, Jr.  Director
   --------------------------
     William C. Ballard, Jr.

                            ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                 CERTAIN EXHIBITS

                           FINANCIAL STATEMENT SCHEDULE

                           YEAR ENDED DECEMBER 31, 1996

                          AMERICAN SAFETY RAZOR COMPANY

                                STAUNTON, VIRGINIA

   FORM 10-K--ITEM 14(a)(1) AND (2)

   American Safety Razor Company

   List of Financial Statements and Financial Statement Schedule

   The following consolidated financial statements of American Safety Razor Company are included in Item 8:

     Consolidated Balance Sheets--December 31, 1996 and 1995

     Consolidated Statements of Income--Years ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements--December 31, 1996

   The following consolidated financial statement schedule of American Safety Razor Company is included in Item 14(d):

       Schedule II          Valuation and Qualifying Accounts

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   AMERICAN SAFETY RAZOR COMPANY
   CONSOLIDATED BALANCE SHEETS
   (In thousands, except share data)
                                                             December 31,
                                                           1996      1995
                                                         --------  --------

   Assets
   Current assets:
     Cash and cash equivalents                           $  1,979  $  2,147
     Trade receivables, less allowances of
       $2,558 in 1996, and $2,012 in 1995                  37,904    33,100
     Inventories                                           43,866    38,577
     Deferred income taxes                                  3,760     3,498
     Prepaid expenses                                       1,833     1,363
                                                         --------  --------

   Total current assets                                    89,342    78,685

   Property and equipment, net                             61,022    49,578

   Intangible assets, net:
     Goodwill                                              70,678    70,475
     Other                                                  5,055     5,921
                                                         --------  --------
                                                           75,733    76,396

   Prepaid pension cost and other                           3,900     3,604
                                                         --------  --------

   Total assets                                          $229,997  $208,263
                                                         ========  ========

   Liabilities and stockholders' equity
   Current liabilities:
     Accounts payable                                    $ 14,212  $ 10,956
     Accrued expenses                                      10,195    10,018
     Payroll and related liabilities                        5,220     3,657
     Accrued interest                                       4,234     4,251
     Income taxes payable                                     370       713
     Current maturities of long-term obligations            1,419     4,614
                                                         --------  --------

   Total current liabilities                               35,650    34,209

   Long-term obligations                                  110,762   105,175
   Retiree health and insurance benefits                   22,292    21,608
   Pension and other liabilities                            3,383     3,288
   Deferred income taxes                                   13,387    13,085

   Contingent liabilities and commitments

   Stockholders' equity:
     Common Stock, $.01 par value, 25,000,000
       shares authorized; 12,092,849 shares issued and
       outstanding in 1996, 11,502,477 in 1995                121       115
     Class B Common Stock, $.01 par value,
       2,900,000 shares authorized; 590,372 shares
       issued and outstanding in 1995                           -         6
   Additional capital                                      65,756    65,756
   Deficit                                                (20,714)  (33,887)
   Foreign currency translation                              (640)   (1,092)
                                                         --------  --------
                                                           44,523    30,898
                                                         --------  --------
   Total liabilities and stockholders' equity            $229,997  $208,263
                                                         ========  ========

   See accompanying notes.

   AMERICAN SAFETY RAZOR COMPANY
   CONSOLIDATED STATEMENTS OF INCOME
   (In thousands, except per share data)


                                                  Year ended December 31,
                                                1996       1995      1994
                                              --------   --------  --------



   Net sales                                  $260,636   $230,453  $192,573
   Cost of sales                               169,949    149,994   119,192
                                              --------   --------  --------

   Gross profit                                 90,687     80,459    73,381

   Selling, general and
     administrative expenses                    54,867     48,487    43,366
   Amortization of intangible assets             2,503      2,341     3,219
   Litigation settlement expense                     -        947         -
                                              --------   --------  --------

   Operating income                             33,317     28,684    26,796
   Interest expense                             11,719     10,582     7,580
                                              --------   --------  --------

   Income before income taxes and
     extraordinary item                         21,598     18,102    19,216
   Income taxes                                  8,425      7,241     7,895
                                              --------   --------  --------

   Income before extraordinary
     item                                       13,173     10,861    11,321
   Extraordinary item, net of income
     tax benefit of $654 in 1995                     -       (980)        -
                                              --------   --------  --------

   Net income                                 $ 13,173   $  9,881  $ 11,321
                                              ========   ========  ========

   Weighted average number of
     shares outstanding                         12,093     12,093    12,093
   Earnings per share:
     Income before extraordinary item         $   1.09   $    .90  $    .94
     Extraordinary item                              -       (.08)        -
                                              --------   --------  --------

     Net income                               $   1.09   $    .82  $    .94
                                              ========   ========  ========


   See accompanying notes.

   AMERICAN SAFETY RAZOR COMPANY
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (In thousands)

                                                  Year ended December 31,
                                                1996       1995      1994
                                              ---------  --------  -------

   Operating activities
   Net income                                 $ 13,173   $  9,881  $ 11,321
   Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Extraordinary charge                          -        980         -
       Depreciation                              8,081      6,592     4,962
       Amortization                              2,503      2,341     3,219
       Interest and financing costs                727        997     1,069
       Deferred income taxes                       273      1,446     3,020
       Retiree health and insurance
          benefits                                 684        858       805
       Pension and other                           254        301       385
       Changes in operating assets
       and liabilities net of
       effects of acquisitions:
           Trade receivables                    (1,213)    (3,210)   (2,138)
           Inventories                            (171)    (3,445)   (2,793)
           Prepaid expenses                       (119)      (244)      (25)
           Accounts payable                        666       (889)      970
           Accrued and other expenses              998      2,061     1,314
           Income taxes payable                   (343)       539       174
                                              --------   --------  --------

   Net cash provided by operating activities    25,513     18,208    22,283

   Investing activities
   Capital expenditures (net of disposals
     of $74 in 1996, $268 in 1995 and
     $23 in 1994)                              (11,269)   (12,109)   (7,211)
   Acquisitions, net of cash acquired          (16,673)    (7,704)  (12,618)
   Deferred loan costs and other                    62     (4,452)     (508)
                                              --------   --------  --------

   Net cash used in investing activities       (27,880)   (24,265)  (20,337)

   Financing activities
   Repayment of long-term obligations          (11,225)  (118,269)  (19,126)
   Proceeds from borrowings                     13,424    125,795    17,000
                                              --------   --------  --------

   Net cash provided from (used in)
     financing activities                        2,199      7,526    (2,126)
                                              --------   --------  --------

   Net increase (decrease) in cash
     and cash equivalents                         (168)     1,469      (180)
   Cash and cash equivalents,
     beginning of period                         2,147        678       858
                                              --------   --------  --------

   Cash and cash equivalents,
     end of period                            $  1,979   $  2,147  $    678
                                              ========   ========  ========

   See accompanying notes.

   1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company
   American Safety Razor Company and its subsidiaries (the "Company") is a leading designer, manufacturer and marketer of high quality brand-name and private-brand consumer products. The Company's principal products consist of shaving blades and razors, bladed hand tools and blades, industrial and specialty and medical blades, fiber and foot care products, and custom bar soaps principally sold to the retail and professional trades in the United States and in selected international markets.

   Basis of Presentation
   The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

   Principles of Consolidation
   The consolidated financial statements include the accounts of American Safety Razor Company and its subsidiaries, all of which are wholly-owned. The consolidated financial statements also include the accounts of Bond-America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A.I. Blades, Inc. (collectively, "Bond") and Megas Beauty Care, Inc., ("Megas") since their acquisition dates (see Note 12). During March 1996, Megas Beauty Care, Inc., was merged into Absorbent Cotton Company ("ACCO"), which was acquired on March 3, 1995, and ACCO changed its name to Megas Beauty Care, Inc. ("Megas"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   Inventories
   Inventories are stated at the lower of cost or market. Cost for approximately 56 percent and 53 percent of inventories for 1996 and 1995, respectively, is determined by the last-in, first-out ("LIFO") method. Cost of the remaining inventories, operating supplies and inventories of foreign and certain domestic subsidiaries, is determined by the first-in, first-out method.

   Property and Equipment
   Property and equipment are stated on the basis of cost. Expenditures for renewals and betterments are capitalized, and expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which are as follows:

             Land improvements                  5-20 years
             Buildings and improvements         15-40 years
             Machinery and equipment            3-15 years


   Intangible Assets
   Intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over a forty-year period. The Company periodically reviews goodwill to assess recoverability based on expectations of undiscounted cash flows and operating income of the related business unit. Any impairment in carrying value would be recognized in operating results if a permanent decline in value were to occur. Noncompete agreements are being amortized using the straight-line method over the terms of the related agreements. Deferred loan costs are amortized using the straight-line method over the term of the related long-term obligations.

   Advertising Expenses
   Advertising costs are expensed when incurred and approximated $732,000 in 1996, $1,161,000 in 1995, and $1,112,000 in 1994.

   Foreign Currency Translation
   The accounts of the Company's foreign subsidiaries are generally measured using local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translations are excluded from net earnings and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings and are not significant in amount. The effect of exchange rate changes on cash flows is not material.

   Foreign Exchange
   The Company periodically hedges foreign currency exposures through a hedging program. Gains and losses on these contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged transaction. At December 31, 1996 and 1995, the Company had approximately $2,370,000 and $3,500,000, respectively, of foreign exchange forward contracts outstanding which expire at various dates, all less than one year. The carrying values of these contracts at December 31, 1996 and 1995, approximated their fair values.

   Concentration of Credit Risk
   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company restricts its cash and cash equivalents to financial institutions with high credit ratings and credit risk on trade receivables is minimized due to the diverse geographic areas covered by the Company's operations and its diverse customer base.

   Earnings Per Share
   Earnings per share has been computed based on the weighted average number of shares outstanding during each of the years. Stock options outstanding during each of the years did not have a material dilutive effect on weighted average shares outstanding or earnings per share.

   Statement of Cash Flows
   The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid income taxes of $8,750,000 in 1996, $4,296,000 in 1995 and $4,829,000
   in 1994. The Company paid interest of $11,123,000 in 1996, $5,610,000 in
   1995, and $6,531,000 in 1994. In connection with the acquisition of Megas, the Company issued a subordinated note of $2,500,000 (see Note 12).

   Stock Options
   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company provides additional pro forma disclosures of the fair-value based method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (See Note 9).


   2. INVENTORIES

   Inventories consisted of:
                                                           December 31,
                                                          1996     1995
                                                        -------   -------
                                                          (In thousands)

     Raw materials                                      $15,463   $16,070
     Work in process                                      5,951     5,053
     Finished goods                                      20,289    17,274
     Operating supplies                                   2,819     2,166
                                                        -------   -------
                                                         44,522    40,563
     Excess of current cost over LIFO inventory value       656     1,986
                                                        -------   -------
                                                        $43,866   $38,577
                                                        =======   =======


   3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of:
                                                           December 31,
                                                         1996      1995
                                                        -------   -------
                                                          (In thousands)

     Land and land improvements                         $ 1,817   $ 1,786
     Buildings and improvements                           9,843     9,647
     Machinery and equipment                             73,158    60,506
     Construction in progress                            10,216     3,808
                                                        -------   -------
                                                         95,034    75,747
     Less accumulated depreciation                      (34,012)  (26,169)
                                                        -------   -------
                                                        $61,022   $49,578
                                                        =======   =======

   4. INTANGIBLE ASSETS

     Intangible assets consisted of:
                                                           December 31,
                                                          1996      1995
                                                        --------  -------
                                                          (In thousands)

     Goodwill                                           $83,996   $81,618
     Noncompete agreements                                2,422     2,422
     Deferred loan costs                                  4,250     4,250
                                                        -------   -------
                                                         90,667    88,290
     Less accumulated amortization                      (14,935)  (11,894)
                                                        -------   -------
                                                        $75,733   $76,396
                                                        =======   =======

   In 1995, in connection with the recapitalization of its indebtedness, the Company recognized an additional $1,404,000 of amortization of its deferred loan costs which are included as part of the extraordinary item in 1995.


   5. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:
                                                           December 31,
                                                           1996      1995
                                                        -------   --------
                                                          (In thousands)

     Revolving loans, average rate of 6.86%,
         due August 2000                                $  6,100  $      -

     9 7/8% Series B Senior Notes, due August 2005       100,000   100,000

     9% subordinated note, due June 2000                   2,500     2,500

     Other:
     Settlement obligation, non-interest bearing,
         net of unamortized discount at 8% of
         $129 in 1995                                          -     3,401
     3% Industrial Development Authority note,
        due March 30, 2002                                 2,078     2,379
     Other obligations                                     1,503     1,509
                                                        --------  --------
                                                         112,181   109,789
     Less current maturities                               1,419     4,614
                                                        --------  --------
                                                        $110,762  $105,175
                                                        ========  ========

   On August 3, 1995, the Company sold $100,000,000 aggregate principal amount of 9 7/8% Series A Senior Notes which were due August 2005. In addition, the Company replaced its existing bank credit agreement with a new bank credit agreement which provides for borrowings and letters of credit of up to $50,000,000.

   The Company filed a registration statement with the Securities and Exchange Commission, which became effective on October 17, 1995, to offer to exchange its 9 7/8% Series B Senior Notes due 2005 (the "New Notes") for any and all of its outstanding 9 7/8% Series A Senior Notes (the "Old Notes"). Effective November 16, 1995, the New Notes were exchanged for a like principal amount of Old Notes. The exchange of the New Notes for the Old Notes had no financial accounting impact.

   The 9 7/8% Series B Senior Notes require semi-annual interest payments on August 1 and February 1 of each year, commencing February 1, 1996, and a principal payment of $100,000,000 on August 1, 2005. The 9 7/8% Series B Senior Notes are guaranteed by certain domestic subsidiaries of the Company. The Company is required to pay an annual commitment fee of .31% on the average daily unborrowed amounts under its revolving credit facility. Interest is based on the bank's prime rate or the London Interbank offered rate plus 1.25%. Borrowings under this facility mature on August 3, 2000. At December 31, 1996, the Company had approximately $43,150,000 available for future borrowings and letters of credit under its revolving credit facility. The weighted-average interest rate incurred by the Company with respect to its debt obligations, was approximately 9.6% and 8.9% for the years ended December 31, 1996 and 1995, respectively.

   The 9% subordinated note was issued to the seller in connection with the Megas acquisition and is due in equal installments on June 10, 1999 and June 10, 2000.

   The settlement obligation relates to a patent infringement suit which was settled in June 1992.

   The industrial development authority note requires semi-annual payments of $185,000 through September 2001 with a final payment of $435,000 due March 2002. Other obligations include debt obligations of purchased subsidiaries. Maturities of long-term obligations subsequent to December 31, 1996, approximate $1,419,000 in 1997, $458,000 in 1998, $1,710,000 in 1999,
   $7,816,000 in 2000, $350,000 in 2001 and $100,428,000 thereafter.

   At December 31, 1995, $1,548,000 of maturities related to the settlement obligation were accelerated in accordance with the terms of the contract and were paid in March, 1996.

   The Company's trade receivables, inventories and property and equipment are pledged as collateral for the industrial development authority note and trade receivables and inventories are pledged as collateral for the revolving credit facility. The revolving credit facility contains certain financial covenants which require the Company, among other requirements, to meet certain financial ratios relating to interest coverage and indebtedness. The indenture related to the 9 7/8% Series B Senior Notes limits the ability of the Company, among other limitations, to pay dividends, make certain other restricted payments or incur certain additional indebtedness unless it meets a cash flow coverage ratio, as defined. In addition, the Company may be required to offer to purchase Senior Notes equal to 100% of the principal amount thereof, with the proceeds of certain asset sales, as defined.

   At December 31, 1996 and 1995, the carrying value of the Company's financial instruments approximate their fair values except for the 9 7/8% Series B Senior Notes which have a fair value of approximately $105,000,000 and $101,500,000 (based on the quoted market price) at December 31, 1996 and 1995, respectively.

   In August, 1995, in connection with the repayment of its bank credit agreement and subordinated notes, the Company wrote-off deferred financing costs and paid a prepayment premium in the aggregate amount of approximately $1,634,000. These costs have been presented as an extraordinary charge for early extinguishment of debt of $980,000 (net of a tax benefit) in the results of operations during the year ended December 31, 1995.


   6. RETIREMENT PLANS

   The Company and certain subsidiaries have defined benefit pension plans covering substantially all employees. Benefits are generally based on employee years of service and compensation. The Company's funding policy is to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members.

   The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                           December 31,
                                                          1996      1995
                                                        --------  --------
                                                          (In thousands)
      Actuarial present value of benefit obligation:
        Vested benefit obligation                       $ 75,123  $70,299
                                                        ========  =======

        Accumulated benefit obligation                  $ 81,261  $76,401
                                                        ========  =======

      Projected benefit obligation                        91,863   86,580
      Plan assets at fair value                          102,059   92,581
                                                        --------  -------

      Projected benefit obligation
       less than plan assets                              10,196    6,001
        Unrecognized net gain                             (9,450)  (5,030)
        Unrecognized prior service cost                      865      389
                                                        --------  -------
      Net pension asset                                 $  1,611  $ 1,360
                                                        ========  =======



   The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

                                                        December 31,
                                                     1996   1995   1994
                                                     -----  -----  -----
      Weighted-average discount rates                 7.5%   7.5%   8.5%
      Rates of increases in compensation levels       5.0%   5.0%   5.0%
      Expected long-term rates of return on assets   11.0%  11.0%  11.0%

   Effective December 31, 1995, the weighted-average discount rate was decreased to 7.5% which increased the projected benefit obligation by approximately $8,726,000. The net pension asset is comprised of a prepaid pension asset of $3,560,000 in 1996 and $3,252,000 in 1995 and an accrued pension liability of $1,949,000 in 1996 and $1,892,000 in 1995. Amortization of unrecognized prior service cost is based on the expected future service of active employees expected to receive benefits. The plan assets were primarily invested in listed common stocks, cash equivalents, corporate bonds and U.S. government debt securities.

   A summary of the components of net periodic pension cost of the defined benefit plans follows:

                                                       December 31,
                                               1996       1995      1994
                                              -------    -------   -------
                                                     (In thousands)

      Service cost                            $ 2,285    $ 1,841   $ 2,103
      Interest cost                             6,309      6,017     5,634
      Actual return on plan assets            (14,734)   (17,677)      764
      Net amortization and deferral             6,013     10,154    (8,198)
                                              -------    -------   -------
      Net periodic pension (income) cost      $  (127)   $   335   $   303
                                              =======    =======   =======

   The Company and certain subsidiaries sponsor defined contribution benefit plans for substantially all U.S. employees. The plans permit employees to contribute up to 15% of their salary to the plan. The Company also makes contributions to the plans which approximated $159,000 for 1996 and $121,000 for 1995. No contributions were made to the plans during 1994.

   7. RETIREE HEALTH AND INSURANCE BENEFITS

   The Company sponsors several defined benefit postretirement medical and life insurance plans providing benefits to certain employees who have worked a minimum of five years and attained age 55 while in service with the Company. The Company requires salaried employees retiring after April 1, 1993 to have 20 years of service after age 40 to receive full benefits and has implemented maximum payments for certain of its hourly employees. Salaried employees hired after May 1, 1991, are not eligible to participate in these postretirement benefit plans. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the costs of these medical and life insurance benefit plans as they become due.

   The following table presents the plans' accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                           December 31,
                                                         1996      1995
                                                        ------    ------
                                                          (In thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                        $10,133   $ 9,536
        Fully eligible active plan participants           3,320     4,013
   Other active plan participants                         7,936     8,200
                                                        -------   -------
                                                         21,389    21,749
      Unrecognized reduction of prior service cost        1,854     2,340
      Unrecognized net loss                                (951)   (2,481)
                                                        -------   -------
      Accrued postretirement benefit cost               $22,292   $21,608
                                                        =======   =======

   Effective December 31, 1995, the weighted-average discount rate used in determining the accumulated postretirement benefit obligation was decreased to 7.5% from 8.5% in 1994 and the ultimate health care cost trend rate was changed to 5.75% in 2000 from 6.5% in 2000 which increased the accumulated postretirement benefit obligation by approximately $2,330,000.

   Net periodic postretirement benefit cost includes the following components:

                                                 Year Ended December 31,
                                               1996       1995      1994
                                              ------     ------    ------
                                                      (In thousands)

      Service cost                            $  617     $  542    $  572
      Interest cost                            1,533      1,568     1,419
      Net amortization and deferral             (419)      (486)     (410)
                                              ------     ------    ------
      Net periodic postretirement
         benefit cost                         $1,731     $1,624    $1,581
                                              ======     ======    ======

   The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 8% for 1997 (9% for 1996) and is assumed to decline gradually to 5.75% for 2000 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $1,386,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $156,000.

   8. TAXES ON INCOME

   The provision for taxes on income is comprised of the following:

                                                 Year Ended December 31,
                                               1996       1995      1994
                                              ------     ------    ------
                                                     (In thousands)

        Current:
        Federal                               $6,784     $4,972    $4,089
        State and local                          393        476       451
        Foreign                                  975        347       335
                                              ------     ------    ------
        Total current                          8,152      5,795     4,875
                                              ------     ------    ------

        Deferred:
        Federal                                  277        944     2,243
        State and local                           26        530       617
        Foreign                                  (30)       (28)      160
                                              ------     ------    ------
        Total deferred                           273      1,446     3,020
                                              ------     ------    ------
        Total provision for income taxes      $8,425     $7,241    $7,895
                                              ======     ======    ======

   The provision for income taxes in 1995 applicable to the extraordinary item consisted of current federal and state income tax benefits of $576,000 and $78,000, respectively. The Company has not provided taxes of approximately $608,000 on the undistributed pre-tax earnings of $8,755,000 of foreign subsidiaries as it is the intent of the Company to support these subsidiaries with such earnings. Income before income taxes and extraordinary item attributable to foreign operations for 1996, 1995 and 1994 was approximately $2,818,000, $3,120,000 and $1,575,000, respectively.

   The Company's effective income tax rate varies from the United States statutory rate as follows:

                                                   Year Ended December 31,
                                                   1996     1995   1994
                                                   ----     ----   ----

        United States rate                          35%     35%    35%
        Foreign taxes in excess of
           (less than) U.S. rate                     3      (1)    (1)
        State income taxes, net of
           federal tax benefit                       4       4      4
        Goodwill amortization                        3       4      3
        Interest on tax basis adjustments           11       -      -
        Employee benefits and other provisions       4       -      -
        Reduction of valuation allowance           (23)      -      -
        Other--net                                   2      (2)     -
                                                   ---      --     --
        Effective income tax rate                   39%     40%    41%
                                                   ===      ==     ==

   At December 31, 1996 and 1995 the Company had deferred tax liabilities and assets which have been netted by tax jurisdiction for presentation purposes. The significant components of these amounts at December 31, 1996 and 1995 are as follows:

                                                            December 31,
                                                           1996      1995
                                                         -------   -------
                                                            (In thousands)

   Deferred tax liabilities:
   Property and equipment                                $ 7,352   $ 7,541
   Employee benefits                                       1,657     1,555
   Other                                                  14,183     9,806
                                                         -------   -------
   Total deferred tax liabilities                         23,192    18,902

   Deferred tax assets:
   Employee benefits                                      10,135     9,950
   Settlement agreement                                        -     1,276
   Selling and promotion costs                             1,172       980
   Inventory reserve                                       1,102       628
   Restructuring costs                                       669       677
   Net operating loss carryforward                            89        59
   Other                                                     398       745
                                                         -------   -------
   Total deferred tax assets                              13,565    14,315
   Valuation allowance for deferred assets                     -    (5,000)
                                                         -------   -------
   Net deferred tax assets                                13,565     9,315
                                                         -------   -------
   Net deferred tax liabilities                          $ 9,627   $ 9,587
                                                         =======   =======

   The deferred tax liabilities and assets are disclosed in the consolidated balance sheets at December 31, 1996 and 1995 as follows:

                                                            December 31,
                                                           1996      1995
                                                         -------   -------
                                                            (In thousands)

   Noncurrent deferred income tax liabilities            $13,387   $13,085
   Current deferred income tax assets                      3,760     3,498
                                                         -------   -------
   Net deferred tax liabilities                          $ 9,627   $ 9,587
                                                         =======   =======

   Management has determined, based on the Company's recent history of earnings and its expectations for future earnings, that operating income will more likely than not be sufficient to fully recognize the Company's deferred tax assets. Accordingly, the Company has reversed its valuation allowance of $5 million relating to its deferred tax assets. Included in the deferred tax liabilities-other are the Company's estimated tax liabilities relating to the ultimate outcome of its current Internal Revenue Service (IRS) examinations and other tax issues. Upon favorable ultimate settlement of these matters, up to approximately $5 million of such estimated tax liabilities would reduce goodwill.

   The Company's federal income tax returns for 1989 through 1994 have been examined by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In connection with such acquisitions, the Company also incurred approximately $10 million of loan costs and certain other costs, and has expensed certain of those costs and claimed amortization deductions with respect to other such costs. During March 1995, and January 1997, the Company received revenue agent's reports proposing adjustments to the value of the intangible assets which value is substantially below the value paid for such assets by the Company, resulting in the disallowance of substantially all of the Company's amortization deductions with respect to those assets. In addition, the IRS has proposed adjustments disallowing substantially all of the Company's other deductions described above and certain other deductions taken by the Company. The Company disagrees with such proposed disallowances, and is vigorously contesting such proposed disallowances at the IRS appellate level. The Company believes that it is likely that its case will proceed to U.S. Tax Court. During 1996, the Company provided additional taxes related to its IRS examinations. The outcome of these proceedings cannot be predicted at this time and the Company will continue to evaluate the potential impact on its tax reserves for these issues. However, the Company believes that the ultimate outcome of the above matters will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.


   9. STOCKHOLDERS' EQUITY

   The Company has an incentive stock option plan whereby incentive stock options may be granted to directors, officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. The plan provides for the granting of options to purchase up to 500,000 shares of Common Stock. Grants of options for 10,000 shares of Common Stock for each of two new directors issued in June 1993 become exercisable in five equal installments commencing one year from the date of grant. Grants of options issued to key management employees become 40% exercisable two years following the date of grant and the remainder are exercisable over the following three years in equal annual installments. The plan also provides for the granting of stock appreciation rights ("SARs") to officers and key employees with terms of ten years. The terms of the SARs are determined at the time of grant. Upon exercise, holders of SARs are paid, at the option of the Company, cash or Common Stock in an amount equal to the appreciation in market value of such stock between grant date and the exercise date. At December 31, 1996, there were no SARs granted.

   On February 22, 1996, the compensation committee of the Board of Directors of the Company approved the repricing of all outstanding stock options under the incentive stock option plan based on the market price of the Company's Common Stock at the close of business on February 22, 1996 of $8.63 per share. The stock option data below has been updated for each period presented to give effect to the repricing.

   The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. Significant weighted-average assumptions used in the model for valuing stock options granted during 1996 (no stock options were granted during 1995) are as follows:

                                                                   1996
                                                                   ----

   Risk-free interest rate                                         6.6%
   Expected life of the option                                     8.0 years
   Expected volatility of stock                                     .261
   Expected dividend yield                                         0%


   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows (in thousands except for earnings per share data):

                                                                     1996
                                                                   --------
   Net income
     As reported                                                   $13,173
     Pro forma                                                      12,955

   Earnings per share
     As reported                                                   $  1.09
     Pro forma                                                        1.07

   Stock options granted during 1996 (net of forfeitures and including stock options issued prior to 1996 which were repriced on February 22, 1996), aggregated 367,500 shares and their weighted-average estimated fair value at the date of grant is $4.54 per share.

   Stock option plan activity is summarized below:

                                                     Exercise Price Per Share
                                                     ------------------------
                                          Number of                Weighted
                                           Shares    Range         Average
                                          ---------  ------------  --------

   Outstanding at 12-31-93                 96,500    $8.63         $ 8.63
   Granted in 1994                        129,500     8.63           8.63
   Cancelled in 1994                       (4,000)    8.63           8.63
                                          -------    ------------  ------
   Outstanding at 12-31-94                222,000     8.63           8.63
   Cancelled in 1995                       (6,000)    8.63           8.63
                                          -------    ------------  ------
   Outstanding at 12-31-95                216,000     8.63           8.63
   Granted in 1996                        154,000     8.63-11.00    10.84
   Cancelled in 1996                       (2,500)    8.63           8.63
                                          -------    ------------  ------
   Outstanding at 12-31-96                367,500    $8.63-$11.00  $ 9.56
                                          =======    ============  ======


   Stock options outstanding at December 31, 1996, aggregated 367,500 shares and have a weighted-average remaining contractual life of 8.4 years and a weighted-average exercise price of $9.56 per share. Stock options exercisable at December 31, 1996, 1995 and 1994 totaled 103,400, 35,800 and 4,000 shares, respectively. Stock options exercisable at December 31, 1996, have a weighted-average exercise price of $8.63 per share. Stock options reserved for future grant at December 31, 1996 and 1995 totaled 132,500 and 284,000 shares, respectively.

   Changes in the components of stockholders' equity are as follows:

                                                       Common Stocks
                                              -------------------------------
                                                          Par     Additional
                                                Shares    Value    Capital
                                              ----------  -----   ----------
                                              (In thousands, except share data)

   Balance at December 31, 1993               12,092,849  $121    $65,756
      Foreign currency translation                     -     -          -
      Net income                                       -     -          -
                                              ----------  ----    -------
   Balance at December 31, 1994               12,092,849   121     65,756
      Foreign currency translation                     -     -          -
      Net income                                       -     -          -
                                              ----------  ----    -------
   Balance at December 31, 1995               12,092,849   121     65,756
      Foreign currency translation                     -     -          -
      Net income                                       -     -          -
                                              ----------  ----    -------
   Balance at December 31, 1996               12,092,849  $121    $65,756
                                              ==========  ====    =======



                                                      Foreign
                                                      Currency
                                            Deficit   Translation   Total
                                           --------   ----------- ---------
                                           (In thousands, except share data)


   Balance at December 31, 1993            $(55,089)  $(1,196)    $ 9,592
      Foreign currency translation                -       226         226
      Net income                             11,321         -      11,321
                                           --------   -------     -------
   Balance at December 31, 1994             (43,768)     (970)     21,139
      Foreign currency translation                -      (122)       (122)
      Net income                              9,881         -       9,881
                                           --------   -------     -------
   Balance at December 31, 1995             (33,887)   (1,092)     30,898
      Foreign currency translation                -       452         452
      Net income                             13,173         -      13,173
                                           --------   -------     -------
   Balance at December 31, 1996            $(20,714)  $  (640)    $44,523
                                           ========   =======     =======

   10. SEGMENT INFORMATION

   The Company's products are reported in three industry segments which consist of Razors and Blades, Fiber and Foot Care and Custom Bar Soap. The razors and blades segment includes private-brand and branded shaving blades and razors, and branded disposable and cartridge razors, bladed hand tools and blades, and industrial and specialty and medical blades. The fiber and foot care segment includes cotton swabs, cotton balls and puffs, cosmetic pads and foot care products. The custom bar soap segment includes cosmetic/skin care, bath, pharmaceutical and specialty custom bar soaps.

                                                       Net Sales
                                             ------------------------------
                                               1996       1995       1994
                                             --------   --------   --------
                                                    (In thousands)

   Razors and Blades                         $171,611   $152,036   $145,431
   Fiber and Foot Care                         55,856     48,708     18,701
   Custom Bar Soap                             33,169     29,709     28,441
                                             --------   --------   --------
                                             $260,636   $230,453   $192,573
                                             ========   ========   ========


                                                   Industry Segments
                                             -----------------------------
                                                    Operating Income
                                             -----------------------------
                                               1996       1995       1994
                                             -------    -------    -------
                                                    (In thousands)

   Razors and Blades                         $26,474    $24,111    $22,179
   Fiber and Foot Care                         4,074      3,007      2,350
   Custom Bar Soap                             2,769      1,566      2,267
                                             -------    -------    -------
                                              33,317     28,684     26,796

   Interest expense                           11,719     10,582      7,580
                                             -------    -------    -------
   Income before income taxes and
     extraordinary item                      $21,598    $18,102    $19,216
                                             =======    =======    =======

                                             Capital Expenditures
                                             -----------------------------
                                               1996       1995       1994
                                             -------    --------   -------

   Razors and Blades                         $ 9,372    $10,110    $6,184
   Fiber and Foot Care                           972        856       354
   Custom Bar Soap                               999      1,411       696
                                             -------    -------    ------
                                             $11,343    $12,377    $7,234
                                             =======    =======    ======



                                                     Year-End Assets
                                             -------------------------------
                                               1996       1995       1994
                                             -------    --------   -------
                                                     (In thousands)

   Razors and Blades                         $167,468   $143,367   $130,808
   Fiber and Foot Care                         36,126     37,714     23,668
   Custom Bar Soap                             26,403     27,182     25,524
                                             --------   --------   --------
                                             $229,997   $208,263   $180,000
                                             ========   ========   ========

   Interest expense
   Income before income taxes and
     extraordinary item

                                             Depreciation and Amortization
                                             -----------------------------
                                               1996      1995       1994
                                             --------   ------     ------

   Razors and Blades                         $ 7,503    $6,079     $6,339
   Fiber and Foot Care                         1,985     1,901        827
   Custom Bar Soap                             1,096       953      1,015
                                             -------    ------     ------
                                             $10,584    $8,933     $8,181
                                             =======    ======     ======



   Summarized data for the Company's foreign operations (principally in Canada, the United Kingdom, Europe, Israel, the Far East and the Caribbean) are as follows:

                                              1996       1995       1994
                                             ------     ------     ------
                                                    (In thousands)

        Net sales                            $41,948    $32,299    $28,176
        Operating income                       3,335      3,261      1,573
        Year-end assets                       32,913     16,499     13,243


   Export sales from the Company's United States operations aggregated $4,816,000 in 1996, $4,705,000 in 1995 and $5,835,000 in 1994.


   11. COMMITMENTS, CONTINGENCIES AND OTHER

   The Company leases buildings, office space and equipment under operating lease agreements which expire on various dates through 2006. Certain leases contain renewal or purchase options which may be exercised by the Company. Rent for leases amounted to approximately $2,697,000 in 1996, $2,199,000 in 1995 and $1,816,000 in 1994. Future minimum rental commitments under all noncancellable operating leases at December 31, 1996 approximate $2,549,000 in 1997, $2,149,000 in 1998, 1,287,000 in 1999, $995,000 in 2000 and
   $870,000 in 2001.

   The Company is subject to litigation incidental to the conduct of its business and is also subject to government agency regulations relating to its products, environmental matters, taxes and other aspects of its business. While the ultimate outcome of proceedings against the Company cannot be predicted with certainty, management does not expect that these matters will have a significant effect on the consolidated financial position or results of operations of the Company.

   During May, 1994, American Medical Manufacturing, Inc. ("AMMI") sued the Company based on a group of claims involving the failure by the Company to fulfill an alleged nationwide distribution agreement relating to AMMI's products. The Company denied the existence of any such agreement. In January 1995, the Company won a motion for summary judgement on certain of the claims and filed an appeal to dismiss the remaining claims which was denied. The case was settled in June, 1995 for $947,000 ($568,000 after taxes), including legal fees. These litigation settlement expenses have been reflected in the statement of income for the year ended December 31, 1995.

   At December 31, 1996, outstanding checks less amounts on deposit amounted to $1,051,000 which is included in accounts payable in the accompanying consolidated balance sheets. In addition, at December 31, 1996 and 1995, accrued health insurance claims amounted to $600,000 and $800,000, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets.

   In connection with the Company's restructuring of Ardell, at December 31, 1996 and 1995 the unexpended costs amounted to $1,782,000 and $1,805,000, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.


   12. ACQUISITIONS

   On March 29, 1996, the Company purchased certain assets of Israel based Bond-America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A.I. Blades, Inc. (collectively, "Bond") for net consideration of approximately $16,673,000, net of cash, including acquisition related expenses. Bond is engaged in the manufacture and distribution of private-brand and value-brand shaving razors and blades. The acquisition was financed by borrowings of $12,718,000 under the Company's revolving credit facility and internally generated funds and has been accounted for under the purchase method of accounting. Goodwill of $2,386,000 is being amortized on a straight-line basis over a forty-year period.

   On March 3, 1995, the Company purchased all of the capital stock of Sterile Products Corporation, d.b.a. Absorbent Cotton Company ("ACCO") for net consideration of approximately $10,400,000 including assumed debt, net of cash, and acquisition related expenses. ACCO is a manufacturer and distributor of private-brand and value-brand cotton squares, cotton balls and puffs, and pharmaceutical coil. The acquisition was financed by borrowings of $8,800,000 under the Company's revolving credit facility and has been accounted for under the purchase method of accounting. Goodwill of $2,746,000 is being amortized on a straight-line basis over a forty-year period and two noncompete agreements aggregating $422,000 with the former owners are being amortized using the straight-line method over the terms of the agreements which expire in December 2005 and August 2007.

   On June 10, 1994, the Company purchased all of the issued and outstanding capital stock of Megas from its sole shareholder for an aggregate purchase price of $20,568,000 including seller financing of $2,500,000 described below, other assumed debt obligations of $5,450,000 and related fees and expenses. Megas is engaged in the manufacture and sale of cotton swabs, cotton balls and puffs, and foot care products. The acquisition was financed by term loans from the Company's existing bank lenders and the seller's 9% subordinated note of $2,500,000 and has been accounted for under the purchase method of accounting. Goodwill of $11,634,000 is being amortized on a straight-line basis over a forty-year period and a noncompete agreement with the sole shareholder of $2,000,000 is being amortized on a straight-line basis over the six-year term of the agreement which expires in June 2000.

   Bond's, Megas' and ACCO's results of operations have been included in the consolidated statement of income since their date of acquisition.

   Pro forma results of operations for the years ended December 31, 1996 and 1995, as if the Bond and ACCO acquisitions occurred as of the beginning of the respective periods, are not presented as the effects are not material.

   13. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

   In August 1995, the Company sold $100,000,000 of 9 7/8% Series A Senior Notes due 2005 and in November 1995, exchanged such notes for its 9 7/8% Series B Senior Notes due 2005. The Series B Senior Notes have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

   The following condensed consolidating financial information presents:

      (1) Condensed consolidating financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, of (a) ASR, the parent company, the combined guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis, and

      (2) The investment in subsidiaries carried on the cost basis for purposes of the supplemental financial information. Earnings (losses) of subsidiaries are therefore not reflected in the related investment accounts.

                      Condensed Consolidating Balance Sheets

                                December 31, 1996

                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Assets
   Current assets:
     Cash and cash equivalents             $    201   $    12      $ 1,766
     Trade receivables, net                  13,923    10,691       13,290
     Advances receivable--subsidiaries       49,343         -            -
     Inventories                             24,030     8,954       11,371
     Deferred income taxes and prepaid
       expenses                               4,224       851          518
                                           --------   -------      -------

        Total current assets                 91,721    20,508       26,945
   Property and equipment, net               35,995    15,707        9,320
   Intangible assets, net                    52,760    22,472          501
   Prepaid pension cost and other                73     3,806           21
   Investment in subsidiaries                29,581         -          900
                                           --------   -------      -------

        Total assets                       $210,130   $62,493      $37,687
                                           ========   =======      =======

   Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable, accrued expenses
       and other                           $ 20,299   $ 8,470      $ 5,462
     Advances payable--subsidiaries               -    34,103       15,206
     Current maturities of long-term
        obligations                           1,011       202          206
                                           --------   -------      -------

        Total current liabilities            21,310    42,775       20,874
   Long-term obligations                    107,867     2,895            -
   Retiree health and insurance benefits
      and other                              15,515    10,160            -
   Deferred income taxes                     10,956     2,431            -
   Stockholders' equity
     Common Stock                               121       484           77
     Additional capital                      65,756    15,662       14,257
     Deficit                                (13,496)  (11,914)       5,217
     Dividends                                2,063         -       (2,063)
     Foreign currency translation                38         -         (675)
                                           --------   -------      -------
                                             54,482     4,232       16,813
                                           --------   -------      -------
        Total liabilities and
          stockholders' equity             $210,130   $62,493      $37,687
                                           ========   =======      =======


                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)

   Assets
   Current assets:
     Cash and cash equivalents             $      -      $  1,979
     Trade receivables, net                       -        37,904
     Advances receivable--subsidiaries      (49,343)            -
     Inventories                               (489)       43,866
     Deferred income taxes and prepaid
        expenses                                  -         5,593
                                           --------      --------

        Total current assets                (49,832)       89,342
   Property and equipment, net                    -        61,022
   Intangible assets, net                         -        75,733
   Prepaid pension cost and other                 -         3,900
   Investment in subsidiaries               (30,481)            -
                                           --------      --------

        Total assets                       $(80,313)     $229,997
                                           ========      ========

   Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable, accrued expenses
       and other                           $      -      $ 34,231
     Advances payable--subsidiaries         (49,309)            -
     Current maturities of long-term
        obligations                               -         1,419
                                           --------      --------

        Total current liabilities           (49,309)       35,650
   Long-term obligations                          -       110,762
   Retiree health and insurance benefits
      and other                                   -        25,675
   Deferred income taxes                          -        13,387
   Stockholders' equity
     Common Stock                              (561)          121
     Additional capital                     (29,919)       65,756
     Deficit                                   (521)      (20,714)
     Dividends                                    -             -
     Foreign currency translation                (3)         (640)
                                           --------      --------
                                            (31,004)       44,523
                                           --------      --------
        Total liabilities and
           stockholders' equity            $(80,313)     $229,997
                                           ========      ========

                      Condensed Consolidating Balance Sheets

                                December 31, 1995


                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Assets
   Current assets:
     Cash and cash equivalents             $    346   $    50      $ 1,751
     Trade receivables, net                  13,173    10,381        9,546
     Advances receivable--subsidiaries       45,156         -            -
     Inventories                             21,562    10,329        6,982
     Deferred income taxes and prepaid
        expenses                              3,277     1,246          338
                                           --------   -------      -------

        Total current assets                 83,514    22,006       18,617
   Property and equipment, net               31,500    15,916        2,162
   Intangible assets, net                    52,920    23,476            -
   Prepaid pension cost and other                87     3,498           19
   Investment in subsidiaries                27,280         -          900
                                           --------   -------      -------

        Total assets                       $195,301   $64,896      $21,698
                                           ========   =======      =======

   Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable, accrued expenses
       and other                             20,457     6,678        2,460
     Advances payable--subsidiaries               -    39,764        5,356
     Current maturities of long-term
        obligations                           4,402       212            -
                                           --------   -------      -------

        Total current liabilities            24,859    46,654        7,816
   Long-term obligations                    102,078     3,097            -
   Retiree health and insurance benefits
      and other                              15,052     9,844            -
   Deferred income taxes                     10,458     2,627            -
   Stockholders' equity
     Common Stock                               121       484           77
     Additional capital                      65,756    15,662       11,957
     Deficit                                (23,061)  (13,472)       2,976
     Foreign currency translation                38         -       (1,128)
                                           --------   -------      -------
                                             42,854     2,674       13,882
                                           --------   -------      -------
        Total liabilities and
           stockholders' equity            $195,301   $64,896      $21,698
                                           ========   =======      =======


                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)

   Assets
   Current assets:
     Cash and cash equivalents             $      -      $  2,147
     Trade receivables, net                       -        33,100
     Advances receivable--subsidiaries      (45,156)            -
     Inventories                               (296)       38,577
     Deferred income taxes and prepaid
        expenses                                  -         4,861
                                           --------      --------

        Total current assets                (45,452)       78,685
   Property and equipment, net                    -        49,578
   Intangible assets, net                         -        76,396
   Prepaid pension cost and other                 -         3,604
   Investment in subsidiaries               (28,180)            -
                                           --------      --------

        Total assets                       $(73,632)     $208,263
                                           ========      ========

   Liabilities and Stockholders' Equity
   Current liabilities:
     Accounts payable, accrued expenses
       and other                                  -        29,595
     Advances payable--subsidiaries         (45,120)            -
     Current maturities of long-term
        obligations                               -         4,614
                                           --------      --------

        Total current liabilities           (45,120)       34,209
   Long-term obligations                          -       105,175
   Retiree health and insurance benefits
      and other                                   -        24,896
   Deferred income taxes                          -        13,085
   Stockholders' equity
     Common Stock                              (561)          121
     Additional capital                     (27,619)       65,756
     Deficit                                   (330)      (33,887)
     Foreign currency translation                (2)       (1,092)
                                           --------      --------
                                            (28,512)       30,898
                                           --------      --------
        Total liabilities and
           stockholders' equity            $(73,632)     $208,263
                                           ========      ========

                   Condensed Consolidating Statements of Income
                           Year Ended December 31, 1996

                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Net sales                               $138,685   $89,025      $52,710
   Cost of sales                             79,920    70,313       39,309
                                           --------   -------      -------

   Gross profit                              58,765    18,712       13,401

   Selling, general and
      administrative expenses                33,153    11,447       10,267
   Amortization of intangible assets          1,481       980           42
                                           --------   -------      -------

   Operating income                          24,131     6,285        3,092

   Interest expense                           8,477     3,622         (380)
                                           --------   -------      -------
   Income before income taxes                15,654     2,663        3,472
   Income taxes                               6,089     1,105        1,231
                                           --------   -------      -------

   Net income (loss)                       $  9,565   $ 1,558      $ 2,241
                                           ========   =======      =======


                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)

   Net sales                               $(19,784)     $260,636
   Cost of sales                            (19,593)      169,949
                                           --------      --------

   Gross profit                                (191)       90,687

   Selling, general and
      administrative expenses                     -        54,867
   Amortization of intangible assets              -         2,503
                                           --------      --------

   Operating income                            (191)       33,317

   Interest expense                               -        11,719
                                           --------      --------
   Income before income taxes                  (191)       21,598
   Income taxes                                   -         8,425
                                           --------      --------

   Net income (loss)                       $   (191)     $ 13,173
                                           ========      ========

                   Condensed Consolidating Statements of Income
                           Year Ended December 31, 1995
                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Net sales                               $126,275   $78,418      $40,215
   Cost of sales                             72,425    63,229       28,816
                                           --------   -------      -------

   Gross profit                              53,850    15,189       11,399

   Selling, general and
      administrative expenses                30,176     9,999        8,255
   Amortization of intangible assets          1,399       942            -
   Litigation settlement expense                947         -            -
                                           --------   -------      -------

   Operating income                          21,328     4,248        3,144

   Interest expense                           7,166     3,981         (565)
                                           --------   -------      -------
   Income before income taxes
      and extraordinary item                 14,162       267        3,709
   Income taxes                               6,340       321          601
                                           --------   -------      -------
   Income (loss) before
      extraordinary item                      7,822       (54)       3,108
   Extraordinary item, net of
      income tax benefit of $654               (980)        -            -
                                           --------   -------      -------

   Net income (loss)                       $  6,842   $   (54)     $ 3,108
                                           ========   =======      =======


                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)

   Net sales                               $(14,455)     $230,453
   Cost of sales                            (14,476)      149,994
                                           --------      --------

   Gross profit                                  21        80,459

   Selling, general and
      administrative expenses                    57        48,487
   Amortization of intangible assets              -         2,341
   Litigation settlement expense                  -           947
                                           --------      --------

   Operating income                             (36)       28,684

   Interest expense                               -        10,582
                                           --------      --------
   Income before income taxes
      and extraordinary item                    (36)       18,102
   Income taxes                                 (21)        7,241
                                           --------      --------
   Income (loss) before
      extraordinary item                        (15)       10,861
   Extraordinary item, net of
      income tax benefit of $654                  -          (980)
                                           --------      --------

   Net income (loss)                       $    (15)     $  9,881
                                           ========      ========

                   Condensed Consolidating Statements of Income

                           Year Ended December 31, 1994

                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Net sales                               $122,743   $47,143      $36,095
   Cost of sales                             69,502    35,811       27,139
                                           --------   -------      -------

   Gross profit                              53,241    11,332        8,956

   Selling, general and
      administrative expenses                29,772     6,166        7,428
   Amortization of intangible assets          2,399       735           85
                                           --------   -------      -------

   Operating income                          21,070     4,431        1,443

   Interest expense                           2,294     5,286            -
                                           --------   -------      -------
   Income (loss) before income taxes         18,776      (855)       1,443
   Income taxes                               7,932      (319)         282
                                           --------   -------      -------

   Net income (loss)                       $ 10,844   $  (536)     $ 1,161
                                           ========   =======      =======



                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)


   Net sales                               $(13,408)     $192,573
   Cost of sales                            (13,260)      119,192
                                           --------      --------

   Gross profit                                (148)       73,381

   Selling, general and
      administrative expenses                     -        43,366
   Amortization of intangible assets              -         3,219
                                           --------      --------

   Operating income                            (148)       26,796

   Interest expense                               -         7,580
                                           --------      --------
   Income (loss) before income taxes           (148)       19,216
   Income taxes                                   -         7,895
                                           --------      --------

   Net income (loss)                       $  (148)      $ 11,321
                                           ========      ========


                 Condensed Consolidating Statements of Cash Flows

                           Year Ended December 31, 1996

                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Operating activities
   Net cash provided by operating
      activities                           $ 16,109   $ 7,822      $1,580

   Investing activities
   Capital expenditures                      (8,711)   (1,912)       (646)
   Purchase of Bond, net of
      cash acquired                         (16,673)        -           -
   Other                                         62         -           -
   Investment in subsidiaries                (2,301)        -           -
   Advances from (to) subsidiaries            7,037         -           -
                                           --------   -------      ------

     Net cash used in investing
           activities                       (20,586)   (1,912)       (646)

   Financing activities
   Repayment of long-term obligations       (10,949)     (276)          -
   Proceeds from borrowings                  13,218         -         206
   Advances from (to) subsidiaries                -    (5,672)        938
   Dividends                                  2,063         -      (2,063)
                                           --------   -------      ------

     Net cash (used in) provided by
       financing activities                   4,332    (5,948)       (919)
                                           --------   -------      ------

   Net increase (decrease) in cash
      and cash equivalents                     (145)      (38)         15
   Cash and cash equivalents,
      beginning of period                       346        50       1,751
                                           --------   -------      ------
     Cash and cash equivalents,
            end of period                  $    201   $    12      $1,766
                                           ========   =======      ======



                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)

   Operating activities
   Net cash provided by operating
      activities                           $      2      $ 25,513

   Investing activities
   Capital expenditures                           -       (11,269)
   Purchase of Bond, net of
      cash acquired                               -       (16,673)
   Other                                          -            62
   Investment in subsidiaries                 2,301             -
   Advances from (to) subsidiaries           (7,037)            -
                                           --------      --------

     Net cash used in investing
           activities                        (4,736)      (27,880)

   Financing activities
   Repayment of long-term obligations             -       (11,225)
   Proceeds from borrowings                       -        13,424
   Advances from (to) subsidiaries            4,734             -
   Dividends                                      -             -
                                           --------      --------

     Net cash (used in) provided by
       financing activities                   4,734         2,199
                                           --------      --------

   Net increase (decrease) in cash
       and cash equivalents                       -          (168)
   Cash and cash equivalents,
       beginning of period                        -         2,147
                                           --------      --------
     Cash and cash equivalents,
            end of period                  $      -      $  1,979
                                           ========      ========

                 Condensed Consolidating Statements of Cash Flows

                           Year Ended December 31, 1995

                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Operating activities
   Net cash provided by (used in)
      operating activities                 $ 18,041   $(1,154)     $1,359

   Investing activities
   Capital expenditures                      (9,721)   (2,000)       (388)
   Purchase of ACCO, net of
      cash acquired                          (7,704)        -           -
   Other                                     (4,452)        -           -
   Investment in subsidiaries               (11,295)        -        (900)
   Advances from (to) subsidiaries            6,101         -           -
                                           --------   -------      ------

     Net cash used in investing
        activities                          (27,071)   (2,000)     (1,288)

   Financing activities
   Repayment of long-term obligations      (116,837)   (1,432)          -
   Proceeds from borrowings                 125,795         -           -
   Advances from (to) subsidiaries                -     4,633       1,423
                                           --------   -------      ------

     Net cash provided by
        financing activities                  8,958     3,201       1,423
                                           --------   -------      ------

   Net increase (decrease) in cash
      and cash equivalents                      (72)       47       1,494
   Cash and cash equivalents,
      beginning of period                       418         3         257
                                           --------   -------      ------
     Cash and cash equivalents,
        end of period                      $    346   $    50      $1,751
                                           ========   =======      ======


                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)


   Operating activities
   Net cash provided by (used in)
      operating activities                 $    (38)     $ 18,208

   Investing activities
   Capital expenditures                           -       (12,109)
   Purchase of ACCO, net of cash
      acquired                                    -        (7,704)
   Other                                          -        (4,452)
   Investment in subsidiaries                12,195             -
   Advances from (to) subsidiaries           (6,101)            -
                                           --------      --------

     Net cash used in investing
        activities                            6,094       (24,265)

   Financing activities
   Repayment of long-term obligations             -      (118,269)
   Proceeds from borrowings                       -       125,795
   Advances from (to) subsidiaries           (6,056)            -
                                           --------      --------

     Net cash provided by
        financing activities                 (6,056)        7,526
                                           --------      --------

   Net increase (decrease) in cash
      and cash equivalents                        -         1,469
   Cash and cash equivalents,
      beginning of period                         -           678
                                           --------      --------
     Cash and cash equivalents,
        end of period                      $      -      $  2,147
                                           ========      ========

                 Condensed Consolidating Statements of Cash Flows

                           Year Ended December 31, 1994

                                                                   Non-
                                                      Guarantor    guarantor
                                             ASR      Subsidiaries Subsidiaries
                                           -------    ------------ ------------
                                                    (In thousands)

   Operating activities
   Net cash provided by operating
      activities                           $20,148    $ 1,738      $299

   Investing activities
   Capital expenditures                     (5,852)    (1,051)     (308)
   Purchase of Megas, net of
      cash acquired                        (12,618)         -         -
   Other                                      (508)         -         -
   Investment in subsidiaries                   17          -         -
   Advances from (to) subsidiaries           1,253          -         -
                                           -------    -------      ----

     Net cash used in investing
        activities                         (17,708)    (1,051)     (308)

   Financing activities
   Repayment of long-term obligations      (19,126)         -         -
   Proceeds from borrowings                 17,000          -         -
   Advances (to) from subsidiaries               -       (687)     (485)
                                           -------    -------      ----

     Net cash used in financing
        activities                          (2,126)      (687)     (485)
                                           -------    -------      ----

   Net increase (decrease) in cash
      and cash equivalents                     314          -      (494)
   Cash and cash equivalents,
      beginning of period                      104          3       751
                                           -------    -------      ----
     Cash and cash equivalents,
        end of period                      $   418    $     3      $257
                                           =======    =======      ====



                                           Eliminations  Consolidated
                                           ------------  ------------
                                                  (In thousands)


   Operating activities
   Net cash provided by operating
      activities                           $    98       $22,283

   Investing activities
   Capital expenditures                          -        (7,211)
   Purchase of Megas, net of cash
      acquired                                   -       (12,618)
   Other                                         -          (508)
   Investment in subsidiaries                  (17)            -
   Advances from (to) subsidiaries          (1,253)            -
                                           -------       -------

     Net cash used in investing
        activities                         (1,270)       (20,337)
   Financing activities
   Repayment of long-term obligations           -        (19,126)
   Proceeds from borrowings                     -         17,000
   Advances (to) from subsidiaries          1,172              -
                                           ------        -------

     Net cash used in financing
        activities                          1,172         (2,126)
                                           ------        -------

   Net increase (decrease) in cash
      and cash equivalents                      -           (180)
   Cash and cash equivalents,
      beginning of period                       -            858
                                           ------        -------
     Cash and cash equivalents,
       end of period                       $    -        $   678
                                           ======        =======

                        Report of Independent Accountants






   Stockholders and Board of Directors
   American Safety Razor Company


   We have audited the accompanying consolidated balance sheets of American Safety Razor Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Safety Razor Company and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.



                                                Coopers and Lybrand L.L.P.



   Richmond, Virginia
   February 4, 1997

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                          AMERICAN SAFETY RAZOR COMPANY

                                  (IN THOUSANDS)


                                                             Additions
                                                        ------------------
                                             Balance    Charged to Charged
                                             Beginning  Costs and  to Other
   Description                               of Period  Expenses   Accounts
   -----------                               ---------  ---------- --------

   Year ended 12-31-96

     Reserves and allowances deducted
     from asset accounts:
      Allowance for doubtful accounts        $1,026     $  593     $ 3 (1)
      Allowance for discounts and
         other deductions                       986      3,223      32 (1)
                                             ------     ------     ---
                                             $2,012     $3,816     $35
                                             ======     ======     ===

   Year ended 12-31-95

     Reserves and allowances deducted
     from asset accounts:
      Allowance for doubtful accounts        $  794     $  594     $ 71 (1)
      Allowance for discounts and
         other deductions                       633      3,534      235 (1)
                                             ------     ------     ----
                                             $1,427     $4,128     $306
                                             ======     ======     ====

   Year ended 12-31-94

     Reserves and allowances deducted
     from asset accounts:
      Allowance for doubtful accounts        $  710     $  241     $83 (1)
      Allowance for discounts and
         other deductions                       745      2,125       0
                                             ------     ------     ---
                                             $1,455     $2,366     $83
                                             ======     ======     ===

                                                          Balance
                                                          End of
   Description                               Deductions   Period
   -----------                               ----------   -------

   Year ended 12-31-96

    Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts        $  370 (2)   $1,252
      Allowance for discounts and
         other deductions                     2,935 (3)    1,306
                                             ------       ------
                                             $3,305       $2,558
                                             ======       ======

   Year ended 12-31-95

    Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts        $  433 (2)   $1,026
      Allowance for discounts and
         other deductions                     3,416 (3)      986
                                             ------       ------
                                             $3,849       $2,012
                                             ======       ======

   Year ended 12-31-94

    Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts        $  240 (2)   $  794
      Allowance for discounts and
         other deductions                     2,237 (3)      633
                                             ------       ------
                                             $2,477       $1,427
                                             ======       ======

   (1) Allowance balance of subsidiary at acquisition date
   (2) Accounts written off, net of recoveries
   (3) Discounts taken by customer


                                INDEX TO EXHIBITS
                                                                  Sequentially
   Exhibit                                                        Numbered
   Number    Description                                          Page
   -------   -----------                                          ------------

   2.1       Stock Sale and Purchase Agreement for the
             Registrant, dated April 12, 1989, by, between,
             and among J. Gray Ferguson, Arthur J. Gajarsa,
             Joseph F. Hackett and William L. Robbins, III,
             the Registrant and ASR Acquisition Corp. (1)         **

   2.2       Agreement for Purchase and Sale of Stock, dated
             April 17, 1989, by and among Howard E. Strauss,
             Bert Ghavami, and Ardell Acquisition Corp.(1)        **

   2.3       Amendment No. 1 to Agreement for Purchase and
             Sale of Stock, dated April 28, 1989, by and
             among Howard E. Strauss, Bert Ghavami, and Ardell
             Acquisition Corp.                                    **

   2.4       Agreement for Purchase and Sale of Stock of
             Megas Beauty Care, Inc. dated May 16, 1994
             between Megas Holdings, Inc. and Robert Bender (1)   ***

   2.5       Stock Purchase Agreement dated February 7, 1995,
             by and among Sterile Products Holdings, Inc. and
             C. C. (Jack) Van Noy, George P. Goemans, Tamalpais
             Capital, and Newtek Venture (1)                      ****

   2.6       Asset Purchase Agreement, dated as of March 6, 1996,
             by and among MLO Razor Company (1996) Ltd.
             ("Purchaser"), and Bond-America Israel Blades Ltd.
             ("Seller"), Nostrum Establishment and Kaftor
             VePerach Ltd., the stockholders of Seller
             (individually each an "Owner" and collectively,
             the "Owners") and Robert Mandel, Daniel Mandel,
             Alfred Mernone, Shulamit Weiman, Noam Weiman, Efrat
             Gershoni and Ayin Mor Ltd. (individually each a
             "Beneficial Owner" and collectively the "Beneficial
             Owners" and together with the
             Owners, the "Stockholders"). (1)                     *******

   2.7       Amendment No. 1 to Asset Purchase Agreement (the
             "Amendment"), dated as of March 25, 1996, by and
             among Bond Blades International Ltd. (formerly
             known as MLO Razor Company (1996) Ltd.),
             ("Purchaser"), and Bond-America Israel Blades Ltd.,
             ("Seller"), Nostrum Establishment and Kaftor
             VePerach Ltd., the stockholders of Seller
             (individually each an "Owner" and collectively,
             the "Owners") and Robert Mandel, Daniel Mandel,
             Alfred Mernone, Shulamit Weiman, Noam Weiman, Efrat
             Gershoni and Ayin Mor Ltd. (individually each a
             "Beneficial Owner" and collectively the "Beneficial
             Owners" and together with the Owners, the
             "Stockholders").                                     *******

   2.8       Asset Purchase Agreement, dated as of March 6, 1996,
             by and among American Safety Razor Company
             ("Purchaser"), and A.I. Blades, Inc. ("Seller") and
             Bond-America Israel Blades, Ltd., the sole
             stockholder of Seller ("Bond"), Nostrum
             Establishment and Kaftor VePerach Ltd., Robert
             Mandel, Daniel Mandel, Alfred Mernone, Shulmait
             Weiman, Noam Weiman, Efrat Gershoni and Ayin
             Mor Ltd. (individually each a "Beneficial
             Owner" and collectively the "Beneficial Owners"
             and together with Bond, the "Stockholders").  (1)    *******

   2.9       Amendment No. 1 to Asset Purchase Agreement (the
             "Amendment"), dated as of March 25, 1996, by
             and among American Safety Razor Company
              ("Purchaser"), and A.I. Blades, Inc. ("Seller")
             and Bond-America Israel Blades Ltd., the sole
             stockholder of Seller ("Bond"), Nostrum
             Establishment and Kaftor VePerach Ltd., Robert
             Mandel, Daniel Mandel, Alfred Mernone,
             Shulamit Weiman, Noam Weiman, Efrat Gershoni and
             Ayin Mor Ltd. (individually each a "Beneficial
             Owner" and collectively the "Beneficial Owners"
             and together with Bond, the "Stockholders").         *******

   3.1       Amended and Restated Certificate of Incorporation
             of the Registrant                                    *

   3.2       Amended and Restated By-laws of the Registrant       *

   4.1       Specimen of Stock Certificate                        **

   4.2       Recapitalization Agreement, dated May 24, 1993,
             among the Registrant and its Stockholders            *

   4.3       Subscription Agreement, dated April 28, 1989,
             by and among the Registrant, JZCC and Allsop         **

   4.4       Registration Rights Agreement, dated as of
             August 3, 1995, among the Registrant, the
             Guarantors and the Initial Purchasers, relating
             to the Senior Notes                                  ******

   4.5       Indenture governing the Senior Notes, dated as
             of August 3, 1995, by and among the Registrant,
             the Guarantors and the Trustees                      *****

   4.6       Preferred Stock Exchange Agreement, dated
             June 14, 1993, among the Registrant and
             the holders of Preferred Stock                       *

   4.7       Common Stock Conversion Agreement, dated
             May 24, 1993, among the Registrant and
             the holders of Common Stock                          *

   4.8       Stockholders Agreement, dated April 14, 1989,
             between the Registrant and its Stockholders          **

   4.9       First Amendment to the Stockholders Agreement,
             dated April 28, 1989, between the Registrant
             and its Stockholders                                 **

   4.10      Second Amendment to the Stockholders Agreement,
             dated December 29, 1992, between the Registrant
             and its Stockholders                                 **

   4.11      Third Amendment to the Stockholders Agreement,
             dated June 15, 1993, among the Registrant and
             certain of its Stockholders                          *

   4.12      $2,500,000 Subordinated Secured Note, due
             June 10, 2000, executed by Megas Holdings, Inc.
             in favor of Robert Bender                            ***

   4.13      Junior Security Agreement, dated June 10, 1994,
             by Megas Beauty Care, Inc. (formerly Megas
             Holdings, Inc.) in favor of Robert Bender            ****

   4.14      Multicurrency Credit Agreement, dated as of
             August 3, 1995, among the Registrant, the
             Guarantors and First National Bank of Chicago,
             as agent, including exhibits                         *****

   4.15      Guarantees of the Guarantors pursuant to the
             Multicurrency Credit Agreement                       ******

   4.16      Security Agreement, dated August 3, 1995,
             between the Registrant and First National
             Bank of Chicago, as agent, including schedules       ******

   4.17      Guarantor Security Agreements, dated August 3,
             1995, by and among the Guarantors and First
             National Bank of Chicago, as agent, including
             schedules                                            ******

   10.1(a)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             William C. Weathersby (2)                            *

   10.1(b)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             William L. Robbins (2)                               *

   10.1(c)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             George L. Pineo (2)                                  *

   10.1(d)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             Gary S. Wade (2)                                     *

   10.1(e)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             Joseph F. Hackett (2)                                *

   10.1(f)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             Thomas G. Kasvin (2)                                 *

   10.1(g)   Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             Thomas B. Boyd (2)                                   *

   10.1.(h)  Non-Disclosure/Non-Compete Agreement, dated
             June 15, 1993, between the Registrant and
             Bruce L. Stichter (2)                                *

   10.2(a)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and Thomas H. Quinn (2)       *

   10.2(b)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and William C.
             Weathersby (2)                                       *

   10.2(c)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and Jonathan F. Boucher (2)   *

   10.2(d)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and John W. Jordan, II (2)    *

   10.2(e)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and David W. Zalaznick (2)    *

   10.2(f)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and John R. Lowden (2)        *

   10.2(g)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and Paul D. Rhines (2)        *

   10.2(h)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and D. Patrick Curran (2)     *

   10.2(i)   Indemnification Agreement, dated June 15, 1993,
             between the Registrant and William C.
             Ballard, Jr. (2)                                     *

   10.3      Financial Advisory Agreement, dated July 12, 1995,
             between the Registrant and TJC Management            ******

   10.4      Settlement Agreement, dated June 5, 1992, by and
             between Warner-Lambert Company and the Registrant    **

   10.5      Administrative Consent Order, dated March 13, 1989,
             between the Registrant and the New Jersey Department
             of Environmental Protection and Energy               **

   10.6      Employment Agreement, dated March 3, 1995, by and
             between Sterile Products Holdings, and Sterile
             Products Corporation and C. C. Van Noy (2)           ****

   10.7      The American Safety Razor Company Stock Option Plan  *

   16        Letter re Change in Certifying Accountant            ****

   21        List of Subsidiaries of the Registrant               52

   23        Consent of Coopers & Lybrand L.L.P.                  53

   27        Financial Data Schedule                              54

   -----------------------
   * Incorporated by reference to the exhibits filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1993.

   ** Incorporated by reference to the exhibits filed with the Registrant's Form S-1 Registration Statement (No. 33-60298).

   *** Incorporated by reference to the exhibits filed with the Registrant's Form 8-K/A, dated June 10, 1994 relating to the acquisition of Megas Beauty Care, Inc.

   **** Incorporated by reference to the exhibits filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1994.

   ***** Incorporated by reference to the exhibits filed with the Registrant's Form 8-K, dated August 15, 1995.

   ****** Incorporated by reference to the exhibits filed with the Registrant's Form S-4 Registration Statement (No. 33-96046).

   ******* Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the quarter ended March 31, 1996.

   (1) Disclosure schedules relating to the representations and warranties have not been filed; such schedules will be filed supplementally upon the request of the Securities and Exchange Commission.

   (2) This exhibit is a management contract or compensatory plan or arrangement required to be identified in this Form 10-K pursuant to Item 14(c) of this Report.

                                                               Exhibit 21


   LIST OF SUBSIDIARIES OF THE REGISTRANT (1):

   Subsidiary
   ----------

   American Safety Razor Corporation

   American Safety Razor of Canada Limited

   ASR Holdings, Inc.

   Ardell Industries, Inc.

   Autenticos Sistemas de Rasurar de Mexico, S.A. de C.V.

   Bond Blades International, Ltd.

   The Hewitt Soap Company, Inc.

   Industrias Manufactureras ASR de Puerto Rico, Inc.

   Megas Beauty Care, Inc.

   Personna International de Republica Dominicana, S.A.

   Personna International Limited

   Personna International UK Limited

   Personna International (Deutschland) GmbH

   Personna International de Puerto Rico, Inc.





   (1) Each subsidiary is 100% owned by the Company or certain of its subsidiaries.

                                                                     Exhibit 23


                        CONSENT OF INDEPENDENT ACCOUNTANTS



   We consent to the incorporation by reference in the registration statement of American Safety Razor Company and subsidiaries on Form S-8 (File No. 33-73982) of our report dated February 4, 1997, on our audits of the consolidated financial statements and financial statement schedule of American Safety Razor Company and subsidiaries as of December 31, 1996 and 1995, and for the years December 31, 1996, 1995, and 1994, which report is included in this Annual Report on Form 10-K.









                                                Coopers and Lybrand L.L.P.



   Richmond, Virginia
   March 3, 1997