Form 10-Q
period 1997-03-31
AMERICAN SAFETY RAZOR CO
filed 1997-04-18
CIK 750339

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                 FORM 10-Q


[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarter Ended March 31, 1997

                                OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ___________


                       Commission File Number 0-21952


                       AMERICAN SAFETY RAZOR COMPANY
           (Exact name of registrant as specified in its charter)



  Delaware                                  54-1050207
------------------------              --------------------------------------

(State of incorporation)              (I.R.S. Employer Identification Number)


One Razor Blade Lane, P. O. Box 979, Verona, Virginia 24482-0979
----------------------------------------------------------------
(Address of principal executive offices, including zip code)

(540) 248-8000
-----------------------------
Registrant's telephone number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X   No
                                                       ----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 14, 1997.

             Class                             Outstanding at April 14, 1997
             -----                             -----------------------------

Common Stock, $.01 Par Value                       12,092,849

                       AMERICAN SAFETY RAZOR COMPANY


                                   Index
                                   -----


                                                                 Page Number
                                                                 -----------
Part I.   Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1997 (Unaudited) and December 31, 1996              1

          Condensed Consolidated Statements of Income (Unaudited)
          Three months ended March 31, 1997 and March 31, 1996          3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Three months ended March 31, 1997 and March 31, 1996          4

          Notes to Condensed Consolidated Financial Statements          5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           7


Part II.  Other Information

  Item 1. Legal Proceedings                                             9

  Item 6. Exhibits and Reports on Form 8-K                              9


Signatures                                                              10

                       AMERICAN SAFETY RAZOR COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  March 31,    December 31,
                                                    1997          1996
                                                  -----------  ----------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $  1,344     $  1,979
  Trade receivables, net                            37,093       37,904
  Inventories                                       48,043       43,866
  Deferred income taxes                              3,460        3,760
  Prepaid expenses                                   1,911        1,833
                                                  --------     --------

    Total current assets                            91,851       89,342

Property and equipment                              96,016       95,034
Less accumulated depreciation                      (35,285)     (34,012)
                                                  --------     --------
                                                    60,731       61,022

Intangible assets, net:
  Goodwill                                          70,178       70,678
  Other                                              4,838        5,055
                                                  --------     --------
                                                    75,016       75,733

Prepaid pension cost and other                       4,229        3,900


                                                  --------     --------
                                                  $231,827     $229,997
                                                  ========     ========


See accompanying notes.

                       AMERICAN SAFETY RAZOR COMPANY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                  March 31,    December 31,
                                                    1997           1996
                                                  -----------  ------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 13,907     $ 14,212
  Accrued expenses and other                        15,575       19,649
  Income taxes payable                               1,438          370
  Current maturities of long-term obligations        2,046        1,419
                                                  --------     --------

    Total current liabilities                       32,966       35,650

Long-term obligations                              116,869      110,762

Retiree benefits and other                          25,686       25,675

Deferred income taxes                                9,667       13,387

Stockholders' equity:
  Common Stock, $.01 par value, 25,000,000
    shares authorized; 12,092,849 shares
     issued and outstanding at
     March 31, 1997 and December 31, 1996              121          121
Additional capital                                  65,756       65,756
Deficit                                            (18,160)     (20,714)
Foreign currency translation                        (1,078)        (640)
                                                  --------     --------
                                                    46,639       44,523
                                                  --------     --------
Total liabilities and stockholders' equity        $231,827     $229,997
                                                  ========     ========



See accompanying notes.

                       AMERICAN SAFETY RAZOR COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except share data)

                                                  Three Months Ended
                                                       March 31,
                                                    1997         1996
                                                  -------      -------

Net sales                                         $63,103      $57,460
Cost of sales                                      41,425       37,543
                                                  -------      -------

  Gross profit                                     21,678       19,917

Selling, general and administrative expenses       13,944       12,731
Amortization of intangibles                           620          602
                                                  -------      -------

  Operating income                                  7,114        6,584

Interest expense                                    2,906        2,803
                                                  -------      -------

  Income before income taxes                        4,208        3,781

Income taxes                                        1,654        1,514
                                                  -------      -------

  Net income                                       $2,554       $2,267
                                                   ======       ======

Weighted average shares outstanding               12,093,000   12,093,000

Earnings per share:
  Net income                                         $.21         $.19
                                                     ====         ====


See accompanying notes.

                       AMERICAN SAFETY RAZOR COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          1997        1996
                                                        -------     -------

Operating activities
Net income                                              $2,554       $2,267
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                        2,638        2,419
    Interest and financing costs                           137          232
    Retiree benefits and other                            (756)          89
    Deferred income taxes                                  385          392
    Changes in operating assets and liabilities
      net of effects of the Bond acquisition:
          Trade receivables                                811        1,394
          Inventories                                   (4,177)      (1,573)
          Prepaid expenses                                 (78)          15
          Accounts payable                                (305)       3,103
          Accrued and other expenses                    (4,074)      (1,506)
          Income taxes payable                          (2,737)         390
                                                        ------       ------

Net cash (used in) provided by operating activities     (5,602)       7,222

Investing activities
Capital expenditures                                    (1,727)      (2,568)
Acquisition of Bond, net of cash acquired                    -      (12,492)
Deferred loan fees and other                               (28)         (13)
                                                        ------      -------

Net cash used in investing activities                   (1,755)     (15,073)

Financing activities
Repayment of long-term obligations                        (222)      (2,132)
Proceeds from borrowings                                 6,944       10,000
                                                        ------      -------

Net cash provided from financing activities              6,722        7,868

Net increase (decrease) in cash and cash equivalents      (635)          17
Cash and cash equivalents, beginning of period           1,979        2,147
                                                        ------      -------

Cash and cash equivalents, end of period                $1,344       $2,164
                                                        ======       ======

See accompanying notes.

                       AMERICAN SAFETY RAZOR COMPANY

      Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

Classifications of inventories are as follows:

                                                  March 31,    December 31,
                                                    1997          1996
                                                  ---------    ------------
                                                       (In thousands)

Raw materials                                     $16,466      $15,463
Work-in-process                                     6,741        5,951
Finished goods                                     22,452       20,289
Operating supplies                                  3,040        2,819
                                                  -------      -------
                                                   48,699       44,522
Excess of current cost over LIFO inventory value      656          656
                                                  -------      -------
                                                  $48,043      $43,866
                                                  =======      =======

NOTE C - OTHER INFORMATION

The Company's federal income tax returns for 1989 through 1994 have been examined by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In connection with such acquisitions, the Company also incurred approximately $10 million of loan costs and certain other costs, and has expensed certain of those costs and claimed amortization deductions with respect to other such costs. During March 1995, and January 1997, the Company received revenue agent's reports proposing adjustments to the value of the intangible assets which value is substantially below the value paid for such assets by the Company, resulting in the disallowance of substantially all of the Company's amortization deductions with respect to those assets. In addition, the IRS has proposed adjustments disallowing substantially all of the Company's other deductions described above and certain other deductions taken by the Company. During April 1997, the Company settled certain of the outstanding tax issues with the IRS related to its tax years 1992, 1993 and 1994. In addition, during April 1997, the Company agreed to a tentative settlement with the IRS related to tax deductions of approximately $10 million of loan costs and certain other costs. The tentative settlement of these issues with the IRS is not expected to have a materially adverse impact on the consolidated financial position or results of operations of the Company. With respect to the proposed disallowances relating to the $29 million of intangible assets, the Company disagrees with the IRS's proposed disallowances and is vigorously contesting such proposed disallowances at the IRS appellate level. The Company believes that, with respect to these proposed disallowances, it is likely that its case will proceed to U.S. Tax Court. The outcome of these proceedings cannot be predicted at this time and the Company will continue to evaluate the potential impact on its tax reserves for these issues. However, the Company believes that the ultimate outcome of these issues will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.

Stock options outstanding during the three months ended March 31, 1997 and 1996, did not have a material dilutive effect on weighted average shares outstanding or earnings per share.


NOTE D - LONG TERM OBLIGATIONS

At March 31, 1997, the Company had utilized $13.3 million of its revolving credit facility and had approximately $36.7 million available for future borrowings under this facility.


NOTE E - PURCHASE OF THE COTTON DIVISION OF AMERICAN WHITE CROSS, INC.

On March 21, 1997, the Company entered into a definitive agreement to purchase certain assets of The Cotton Division of American White Cross, Inc. ("Cotton") for net consideration of approximately $10.0 million. The transaction is expected to be completed by late April 1997. The acquisition will be accounted for under the purchase method of accounting and will be financed primarily by additional borrowings under the Company's revolving credit facility. Cotton is engaged in the manufacture and distribution of private-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls.


NOTE F - ACCOUNTING CHANGE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date.

The Company will adopt FAS 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with FAS 128 for the three months ended March 31, 1997 and March 31, 1996, is as follows (in thousands, except per share data):

                                                         1997        1996
                                                        ------      ------

Net income                                              $2,554      $2,267
                                                        ======      ======

Basic EPS                                                 $.21        $.19
                                                          ====        ====

Weighted average shares outstanding                     12,093      12,093
                                                        ======      ======

Diluted EPS                                               $.21        $.19
                                                          ====        ====

Weighted average shares outstanding                     12,217      12,097
                                                        ======      ======

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

Net Sales. Net sales for the three months ended March 31, 1997 and 1996, were $63.1 million and $57.5 million, respectively, an increase of $5.6 million, or 9.8%. Sales by Bond, acquired on March 29, 1996, contributed
$3.3 million to the net sales increase. Net sales of the Company's shaving blades and razors for the three months ended March 31, 1997 (excluding
Bond), totaled $24.1 million, a 4.5% increase over net sales for the three months ended March 31, 1996, of $23.1 million. Net sales of domestic private-brand shaving products (excluding Bond) increased 9.2% primarily benefiting from continued growth of the MBC trademark and Lady MBC trademark products and increased promotional support of products by customers. Net sales of international shaving products (excluding Bond) increased 9.4% primarily benefiting from increased distribution of the MBC trademark and Lady MBC trademark products and from increased sales primarily in Puerto Rico, Europe and Asia. International net sales were negatively impacted approximately
3.0% by unfavorable exchange rates. Net sales of domestic branded shaving products decreased 3.6% primarily resulting from inventory adjustments by certain customers.

Net sales of bladed hand tools and blades for the three months ended March 31, 1997 and 1996, were $9.9 million and $9.5 million, respectively, an increase of $0.4 million, or 3.9%. This increase primarily reflects increased sales of the Company's American Line trademark and Personna registered line of products.

Net sales of industrial and specialty and medical blades for the three months ended March 31, 1997 and 1996, were $3.9 million and $4.0 million, respectively, a decrease of $0.1 million, or 2.4%. Sales of industrial and specialty products decreased 1.2% and sales of medical products decreased 3.7% primarily due to inventory adjustments by certain customers.

Net sales of fiber and foot care products for the three months ended March 31, 1997 and 1996, were $14.4 million and $13.7 million, respectively, an increase of $0.7 million or 5.3%. Fiber and foot care experienced sales growth in its cotton pads, balls, puffs and tissues product lines primarily resulting from increased sales to certain customers.

Net sales of the Company's custom bar soap products for the three months ended March 31, 1997 and 1996, were $7.5 million and $7.2 million, respectively, an increase of $0.3 million or 4.3%. This increase primarily reflects continued growth in sales of the Company's pharmaceutical/skin care products.

Gross Profit. Gross profit increased $1.8 million to $21.7 million during the three months ended March 31, 1997, from $19.9 million for the three months ended March 31, 1996. As a percentage of net sales, gross profit was 34.4% for the three months ended March 31, 1997, and 34.7% for the three months ended March 31, 1996. This decrease was primarily due to the lower margins earned on sales of Bond products and was somewhat offset by lower manufacturing costs in the fiber and foot care and custom bar soap operations.

Operating and Other Expenses. Selling, general and administrative expenses were substantially unchanged at 22.1% of net sales for the three months ended March 31, 1997, compared to 22.2% for the three months ended March 31, 1996. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended March 31, 1997 and 1996. Interest expense increased for the three months ended March 31, 1997, to $2.9 million from $2.8 million for the three months ended March 31, 1996, primarily reflecting increased borrowings to finance the Bond acquisition.

Historically, the Company has experienced a quarterly trend in operating results in which the first quarter contributes the lowest net sales and operating income of the year. The Company believes this quarterly trend results mainly from lower sales volumes of its shaving blades and razors and custom bar soap products during the first quarter. Strong sales of shaving blades and razors and custom bar soaps in the second, third and fourth quarters reflect the seasonal trends of the retail industry. In addition, the Company schedules its product promotions to coincide with these strong selling seasons. Since fixed operating expenses constitute a greater percentage of sales during the first quarter, the Company's operating income for this period is traditionally lower than other quarters of the year.


Liquidity and Capital Resources

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash used in operating activities amounted to $5.6 million for the three months ended March 31, 1997, and net cash provided by operating activities amounted to $7.2 million for the three months ended March 31, 1996. The decrease of $12.8 million in net cash provided by operating activities for the three month period ending March 31, 1997, as compared to the three month period ended March 31, 1996, was primarily due to the increase in inventories, the decrease in accounts payable and the payment of certain liabilities.

At March 31, 1997, the Company had utilized $13.3 million of its revolving credit facility and had approximately $36.7 million available for future borrowings under its revolving credit facility.

Management believes that the Company's cash on hand, anticipated funds from operations and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital, capital expenditures, debt service requirements and tax obligations as well as support the Company's growth-oriented strategy for its existing business for at least the next 12 months. The Company anticipates that funding of any additional acquisitions will require additional borrowings under its revolving credit facility. The Company intends to maintain and further strengthen its financial condition and, in connection therewith, may from time to time consider other possible transactions, including other capital market transactions or disposition of businesses that no longer meet strategic objectives. The Company has no present plans in this regard.

                         PART II, OTHER INFORMATION



Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K

                a.   Exhibits: Exhibit 27 - Financial Data Schedule

                b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                 SIGNATURES
                                 ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   AMERICAN SAFETY RAZOR COMPANY



April 18, 1997                     By /s/William C. Weathersby
--------------                     ---------------------------
Date                                 William C. Weathersby
                                     President




April 18, 1997                     By /s/Thomas G. Kasvin
--------------                     ----------------------------
Date                                 Thomas G. Kasvin
                                     Senior Vice President
                                     Chief Financial Officer