Form 10-Q
period 1997-06-30
AMERICAN SAFETY RAZOR CO
filed 1997-07-25
CIK 750339

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.   20549


                                            FORM 10-Q


   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended June 30, 1997

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



   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 18, 1997.

               Class                              Outstanding at July 18, 1997
               -----                              ----------------------------

   Common Stock, $.01 Par Value                                12,092,849

                                  AMERICAN SAFETY RAZOR COMPANY



                                              Index
                                              -----

                                                                  Page Number
                                                                  -----------

   Part I.    Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets
              June 30, 1997 (Unaudited) and December 31, 1996                1

              Condensed Consolidated Statements of Income (Unaudited)
              Three and six months ended
              June 30, 1997 and June 30, 1996                                3

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              Six months ended June 30, 1997 and June 30, 1996               4

              Notes to Condensed Consolidated Financial Statements           5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7


   Part II.   Other Information

     Item 1.  Legal Proceedings                                             10

     Item 6.  Exhibits and Reports on Form 8-K                              10

   Signatures                                                               11

                                  AMERICAN SAFETY RAZOR COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In thousands)



                                                        June 30,  December 31,
                                                          1997       1996
                                                        --------- ------------
                                                        (Unaudited)


   ASSETS
   Current assets:
     Cash and cash equivalents                           $  1,240    $  1,979
     Trade receivables, net                                46,187      37,904
     Inventories                                           53,199      43,866
     Deferred income taxes                                  3,526       3,760
     Prepaid expenses                                       2,343       1,833
                                                         --------    --------

        Total current assets                              106,495      89,342

   Property and equipment                                 107,516      95,034
   Less accumulated depreciation                          (37,448)    (34,012)
                                                         --------    --------
                                                           70,068      61,022
   Intangible assets, net:
     Goodwill                                              70,026      70,678
     Other                                                  4,721       5,055
                                                         --------    --------
                                                           74,747      75,733

   Prepaid pension cost and other                           4,365       3,900
                                                         --------    --------


   Total assets                                          $255,675    $229,997
                                                         ========    ========

   See accompanying notes.

                                  AMERICAN SAFETY RAZOR COMPANY
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)




                                                        June 30,  December 31,
                                                           1997      1996
                                                        --------- ------------
                                                        (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                    $ 18,323    $ 14,212
     Accrued expenses and other                            21,962      19,649
     Income taxes payable                                     584         370
     Current maturities of long-term obligations            2,110       1,419
                                                         --------    --------

        Total current liabilities                          42,979      35,650

   Long-term obligations                                  127,738     110,762

   Retiree benefits and other                              25,786      25,675

   Deferred income taxes                                    8,950      13,387


   Stockholders' equity:
     Common Stock, $.01 par value, 25,000,000
        shares authorized; 12,092,849 shares issued and
        outstanding at June 30, 1997 and December 31, 1996    121         121
   Additional capital                                      65,756      65,756
   Deficit                                                (14,775)    (20,714)
   Foreign currency translation                              (880)       (640)
                                                         --------    --------
                                                           50,222      44,523
                                                         --------    --------
   Total liabilities and stockholders' equity            $255,675    $229,997
                                                         ========    ========

  See accompanying notes.


                                  AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                (In thousands, except share data)



                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  -------------------     ---------------------
                                      1997       1996       1997         1996
                                     -------   -------    --------    --------

   Net sales                        $75,683    $64,862    $138,786     $122,322
   Cost of sales                     51,411     42,485      92,836       80,028
                                    -------    -------    --------     --------

     Gross profit                    24,272     22,377      45,950       42,294

   Selling, general and
      administrative expenses        14,915     13,964      28,859       26,695
   Amortization of intangibles          618        604       1,238        1,206
                                    -------    -------    --------     --------

     Operating income                 8,739      7,809      15,853       14,393

   Interest expense                   3,130      3,061       6,036        5,864
                                    -------    -------    --------     --------

     Income before income taxes       5,609      4,748       9,817        8,529

   Income taxes                       2,224      1,898       3,878        3,412
                                    -------    -------    --------     --------

     Net income                      $3,385     $2,850      $5,939       $5,117
                                    =======    =======    ========     ========

   Weighted average shares
     outstanding                    12,093,000 12,093,000 12,093,000  12,093,000
                                    ========== ========== ==========  ==========
   Earnings per share:

     Net income                       $.28        $.24        $.49        $.42
                                      ====        ====        ====        ====


   See accompanying notes.

                                  AMERICAN SAFETY RAZOR COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (In thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                             1997        1996
                                                            -------     -------

   Operating activities
   Net income                                               $ 5,939     $ 5,117
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                         5,412       5,100
        Interest and financing costs                            271         401
        Retiree benefits and other                             (629)        375
        Deferred income taxes                                   289        (122)
        Changes in operating assets and liabilities,
        net of effects of acquisitions:
           Trade receivables                                 (8,595)     (2,065)
           Inventories                                       (5,330)     (1,677)
           Prepaid expenses                                    (510)        172
           Accounts payable                                   4,111       1,123
           Accrued and other expenses                           763       1,119
           Income taxes                                      (4,243)       (172)
                                                            -------     -------

   Net cash (used in) provided by operating activities       (2,522)      9,371

   Investing activities
   Capital expenditures                                      (5,509)     (5,616)
   Acquisitions, net of cash acquired                       (10,352)    (16,628)
   Other                                                         (1)       (101)
                                                            -------     -------

   Net cash used in investing activities                    (15,862)    (22,345)

   Financing activities
   Proceeds from borrowings                                  17,926      17,851
   Repayment of long-term obligations                          (281)     (6,589)
                                                            -------     -------

   Net cash provided from financing activities               17,645      11,262
                                                            -------     -------

   Net decrease in cash and cash equivalents                   (739)     (1,712)
   Cash and cash equivalents, beginning of period             1,979       2,147
                                                            -------     -------

   Cash and cash equivalents, end of period                  $1,240        $435
                                                             ======        ====

   See accompanying notes.

                                  AMERICAN SAFETY RAZOR COMPANY

               Notes to Condensed Consolidated Financial Statements (Unaudited)



   NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


   NOTE B - INVENTORIES

   Classifications of inventories are as follows:

                                                       June 30,   December 31,
                                                         1997         1996
                                                       --------   ------------
                                                            (In thousands)

   Raw materials                                       $20,234    $15,463
   Work-in-process                                       6,620      5,951
   Finished goods                                       24,062     20,289
   Operating supplies                                    3,313      2,819
                                                       -------    -------
                                                        54,229     44,522
   Excess of current cost over LIFO inventory value      1,030        656
                                                       -------    -------
                                                       $53,199    $43,866
                                                       =======    =======


   NOTE C - OTHER INFORMATION

   The Company's federal income tax returns for 1989 through 1994 have been examined by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In connection with such acquisitions, the Company also incurred approximately $10 million of loan costs and certain other costs, and has expensed certain of those costs and claimed amortization deductions with respect to other such costs. During March 1995, and January 1997, the Company received revenue agent's reports proposing adjustments to the value of the intangible assets which value is substantially below the value paid for such assets by the Company, resulting in the disallowance of substantially all of the Company's amortization deductions with respect to those assets. In addition, the IRS has proposed adjustments disallowing substantially all of the Company's other deductions described above and certain other deductions taken by the Company. During April 1997, the Company settled certain of the outstanding tax issues with the IRS related to its tax years 1992, 1993 and 1994. In addition, during June 1997, the Company settled the tax issues relating to the approximately $10 million of loan costs and certain other costs with the IRS. These settlements did not have a material impact on the consolidated financial position or results of operations of the Company. With respect to the proposed disallowances relating to the $29 million of intangible assets, the Company disagrees with the IRS's proposed disallowances and is vigorously contesting such proposed disallowances at the IRS appellate level. The Company believes that, with respect to these proposed disallowances, it is likely that its case will proceed to U.S. Tax Court. The outcome of these proceedings cannot be predicted at this time and the Company will continue to evaluate the potential impact on its tax reserves for these issues. However, the Company believes that the ultimate outcome of these issues will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.


   NOTE D - PURCHASE OF THE COTTON DIVISION OF AMERICAN WHITE CROSS, INC.

   On April 22, 1997, the Company purchased certain assets of The Cotton Division of American White Cross, Inc. ("Cotton") for net consideration of approximately $10.4 million including estimated acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and was financed primarily by additional borrowings under the Company's revolving credit facility.

   Cotton is engaged in the manufacture and distribution of private-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. Shortly after the acquisition, the Company began to consolidate the Cotton operations into its fiber and foot care operations. Pro forma combined results of operations of the Company and Cotton are not presented as the effects are not material.


   NOTE E - LONG TERM OBLIGATIONS

   On April 22, 1997, in connection with its acquisition of Cotton, the Company borrowed $9.8 million under its revolving credit facility. At June 30, 1997, the Company had utilized $24.1 million of its revolving credit facility and had approximately $25.9 million available for future borrowings under this facility.


   NOTE F - EARNINGS PER SHARE

   Stock options outstanding during the three and six months ended June 30, 1997 and 1996, did not have a material dilutive effect on weighted average shares outstanding or earnings per share.

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

   The Company will adopt FAS 128 effective with its 1997 year end. Pro forma earnings per share data calculated in accordance with FAS 128 for the three and six months ended June 30, 1997 and 1996, are as follows (in thousands, except per share data):


                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                   ------------------         -----------------
                                    1997         1996          1997       1996
                                   ------       ------        ------     ------

   Net income                      $3,385       $2,850        $5,939     $5,117
                                   ======       ======        ======     ======

   Basic EPS                         $.28         $.24          $.49      $.42
                                     ====         ====          ====      ====

   Weighted average
   shares outstanding               12,093       12,093        12,093    12,093
                                    ======       ======        ======    ======

   Diluted EPS                        $.28         $.23          $.49      $.42
                                      ====         ====          ====      ====

   Weighted average
   shares outstanding               12,229       12,135        12,223    12,116
                                    ======       ======        ======    ======

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS


   INTRODUCTION

   The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. On April 22, 1997, the Company purchased certain assets of The Cotton Division of American White Cross, Inc. ("Cotton"), a manufacturer and distributor of private-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. Sales by Cotton since its acquisition of $6.6 million had an immaterial effect on net income.

   Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

   Net Sales. Net sales for the three months ended June 30, 1997 and 1996, were $75.7 million and $64.9 million, respectively, an increase of $10.8 million, or 16.7%. Sales by Cotton, since its acquisition contributed $6.6 million to the increase. Net sales of the Company's shaving blades and razors for the three months ended June 30, 1997 totaled $30.2 million, a 6.3% increase over net sales for the three months ended June 30, 1996, of $28.4 million. Net sales of domestic branded shaving products increased 16.2% primarily resulting from increased sales of the Company's MBC trademark products which benefited from the introduction of the Revlon Perfect Finish trademark shaving system for women. Net sales of domestic private-brand shaving products increased 6.8% primarily benefiting from continued growth in sales of the Company's MBC trademark products and increased promotional support of products by customers. Net sales of international shaving products were substantially unchanged and were negatively impacted approximately 2% by unfavorable exchange rates.

   Net sales of bladed hand tools and blades for the three months ended June 30, 1997 and 1996, were $11.0 million and $10.5 million, respectively, an increase of $0.5 million, or 5.2%. This increase primarily reflects increased sales of the Company's American Line trademark and Personna registered line of products.

   Net sales of industrial and specialty and medical blades for the three months ended June 30, 1997 and 1996, were $4.1 million and $4.4 million, respectively, a decrease of $0.3 million, or 6.0%. Sales of industrial and specialty products decreased 19.7% due primarily to cyclical usage and purchasing patterns by certain customers. Sales of these products were particularly strong during the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Sales of medical products increased 14.6% primarily due to an expanding customer base and increased sales of several new products.

   Net sales of fiber and foot care products, excluding Cotton, for the three months ended June 30, 1997 and 1996, were $14.1 million and $13.4 million, respectively, an increase of $0.7 million or 5.0%. Fiber and foot care experienced sales growth in the cotton pads, balls, and swabs product lines.

   Net sales of the Company's custom bar soap products for the three months ended June 30, 1997 and 1996, were $9.7 million and $8.2 million, respectively, an increase of $1.5 million or 18.6%. This increase primarily reflects the continued strong growth in sales of the Company's pharmaceutical/skin care products.

   Gross Profit. Gross profit increased $1.9 million to $24.3 million during the three months ended June 30, 1997, from $22.4 million for the three months ended June 30, 1996. As a percentage of net sales, gross profit was 32.1% for the three months ended June 30, 1997, and 34.5% for the three months ended June 30, 1996. This decrease was primarily due to lower margins in the newly acquired Cotton operations and the negative impact of unfavorable exchange rates.

   Operating and Other Expenses. Selling, general and administrative expenses were 19.7% of net sales for the three months ended June 30, 1997, compared to 21.5% for the three months ended June 30, 1996, a 1.8% of net sales decrease. This decrease primarily reflects the spreading of these costs over increased sales resulting from the Cotton acquisition and management's efforts to reduce costs in the soap operations. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended June 30, 1997 and 1996. Interest expense was substantially unchanged at $3.1 million for the three months ended June
   30, 1997 and 1996.


   Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

   Net Sales. Net sales for the six months ended June 30, 1997 and 1996, were $138.8 million and $122.3 million, respectively, an increase of $16.5 million, or 13.5%. Sales by Cotton contributed $6.6 million to the increase and sales by Bond, acquired on March 29, 1996, contributed $3.0 million to the increase. Excluding Bond sales of $6.6 million and $3.6 million for the six months ended June 30, 1997 and 1996, respectively, net sales of the Company's shaving blades and razors for the six months ended June 30, 1997, totaled $50.9 million, a 6.2% increase over net sales for the six months ended June 30, 1996, of $47.9 million. Net sales of domestic private-brand shaving products (excluding Bond) increased 8.7% primarily benefiting from continued growth in sales of the Company's MBC trademark products and increased promotional support of products by customers. Net sales of domestic branded shaving products increased 6.2% primarily resulting from increased sales of the Company's MBC trademark products which benefited from the introduction of the Revlon Perfect Finish trademark shaving system for women. Net sales of international shaving products (excluding
   Bond) increased 5.0% reflecting stronger sales primarily in Canada, Latin America, Europe, Asia and the Pacific Rim. International net sales were negatively impacted approximately 3% by unfavorable exchange rates.

   Net sales of bladed hand tools and blades for the six months ended June 30, 1997 and 1996, were $20.9 million and $20.0 million, respectively, an increase of $0.9 million, or 4.6%. This increase primarily reflects increased sales of the Company's American Line trademark and Personna registered line of products.

   Net sales of industrial and specialty and medical blades for the six months ended June 30, 1997 and 1996, were $8.0 million and $8.3 million, respectively, a decrease of $0.3 million, or 4.3%. Sales of industrial and specialty products decreased 11.4% due primarily to cyclical usage and purchasing patterns by certain customers. Sales of these products were particularly strong during the three months ended June 30, 1996 compared to the three months ended June 30, 1997. Sales of medical products increased 5.2% primarily due to an expanding customer base and increased sales of several new products.

   Net sales of fiber and foot care products, excluding Cotton, for the six months ended June 30, 1997 and 1996, were $28.5 million and $27.1 million, respectively, an increase of $1.4 million or 5.2%. Fiber and foot care experienced sales growth in its cotton pads, balls, and puffs product lines.

   Net sales of the Company's custom bar soap products for the six months ended June 30, 1997 and 1996, were $17.3 million and $15.4 million, respectively, an increase of $1.9 million or 11.9%. This increase primarily reflects the continued strong growth in sales of the Company's pharmaceutical/skin care products.

   Gross Profit. Gross profit increased $3.7 million to $46.0 million during the six months ended June 30, 1997, from $42.3 million for the six months ended June 30, 1996. As a percentage of net sales, gross profit was 33.1% for the six months ended June 30, 1997, and 34.6% for the six months ended June 30, 1996. This decrease was primarily due to lower margins in the newly acquired Cotton operations and the negative impact of unfavorable exchange rates.

   Operating and Other Expenses. Selling, general and administrative expenses were 20.8% of net sales for the six months ended June 30, 1997, compared to 21.8% for the six months ended June 30, 1996. This 1.0% of net sales decrease primarily reflects the spreading of these costs over increased sales resulting from the Cotton acquisition and management's efforts to reduce costs in the soap operations. Amortization of goodwill and other intangible assets was substantially unchanged at $1.2 million for the six months ended June 30, 1997 and 1996. Interest expense was substantially unchanged at $6.0 million for the six months ended June 30, 1997 compared to $5.9 million for the six months ended June 30, 1996.

   Liquidity and Capital Resources

   The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash used in operating activities amounted to $2.5 million for the six months ended June 30, 1997, and net cash provided by operating activities amounted to $9.4 million for the six months ended June 30, 1996. The decrease of $11.9 million in net cash provided by operating activities for the six month period ending June 30, 1997, as compared to the six month period ended June 30, 1996, was primarily due to the increase in trade receivables and inventories, partially resulting from the acquisition of Cotton, and the payment of certain liabilities.

   On April 22, 1997, in connection with its acquisition of Cotton, the Company borrowed $9.8 million under its revolving credit facility. At June 30, 1997, the Company had utilized $24.1 million of its revolving credit facility and had approximately $25.9 million available for future borrowings under this facility.

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

                                    PART II, OTHER INFORMATION


   Item 1.  Legal Proceedings

         None.

   Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - Exhibit 27 - Financial Data Schedule

         b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                            SIGNATURES
                                            ----------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMERICAN SAFETY RAZOR COMPANY



   July 25, 1997                          By /s/William C. Weathersby
   -------------                             ------------------------
   Date                                     William C. Weathersby
                                            President




   July 25, 1997                          By /s/Thomas G. Kasvin
   -------------                             -------------------
   Date                                     Thomas G. Kasvin
                                            Senior Vice President
                                            Chief Financial Officer