Form 10-Q
period 1997-09-30
AMERICAN SAFETY RAZOR CO
filed 1997-10-22
CIK 750339

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.   20549


                                           FORM 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter Ended September 30, 1997

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
        ___________


                                Commission File Number 0-21952


                                 AMERICAN SAFETY RAZOR COMPANY
                    (Exact name of registrant as specified in its charter)



        Delaware                                      54-1050207
        --------                                      ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)


One Razor Blade Lane, P.O. Box 979, Verona, Virginia 24482-0979
---------------------------------------------------------------
(Address of principal executive offices, including zip code)


       (540) 248-8000
----------------------------
Registrant's telephone number




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 17, 1997.

               Class                            Outstanding at October 17, 1997
               -----                            -------------------------------

Common Stock, $.01 Par Value                               12,098,049

                                 AMERICAN SAFETY RAZOR COMPANY


                                             Index
                                             -----


                                                                    Page Number
                                                                    -----------

Part I.        Financial Information

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 1997 (Unaudited) and December 31, 1996           1

               Condensed Consolidated Statements of Income (Unaudited)
               Three and nine months ended
               September 30, 1997 and September 30, 1996                      3

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               Nine months ended September 30, 1997 and September 30, 1996    4

               Notes to Condensed Consolidated Financial Statements           5

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            7


Part II.       Other Information

    Item 1.    Legal Proceedings                                             10

    Item 6.    Exhibits and Reports on Form 8-K                              10

Signatures                                                                   11


                                 AMERICAN SAFETY RAZOR COMPANY
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)





                                           September 30,         December 31,
                                              1997                   1996
                                           -------------         ------------
                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                   $  1,432            $  1,979
    Trade receivables, net                        46,039              37,904
    Inventories                                   53,377              43,866
    Deferred income taxes                          3,592               3,760
    Prepaid expenses                               1,756               1,833
                                               ---------           ---------

       Total current assets                      106,196              89,342

Property and equipment                           111,222              95,034
Less accumulated depreciation                    (39,594)            (34,012)
                                               ---------           ---------
                                                  71,628              61,022

Intangible assets, net:
    Goodwill                                      69,503              70,678
    Other                                          4,504               5,055
                                              ----------          ----------
                                                  74,007              75,733

Prepaid pension cost and other                     4,476               3,900
                                              ----------          ----------

Total assets                                    $256,307            $229,997
                                                ========            ========



See accompanying notes.



                                 AMERICAN SAFETY RAZOR COMPANY
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share data)




                                                   September 30,   December 31,
                                                      1997           1996
                                                   -------------   ------------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                  $  17,446      $  14,212
    Accrued expenses and other                           19,778         19,649
    Income taxes payable                                     35            370
    Current maturities of long-term obligations           2,393          1,419
                                                     ----------      ---------

       Total current liabilities                         39,652         35,650

Long-term obligations                                   127,646        110,762

Retiree benefits and other                               25,424         25,675

Deferred income taxes                                     9,172         13,387

Stockholders' equity:
    Common  Stock, $.01 par value, 25,000,000
       shares  authorized;  12,097,649 shares
       issued and outstanding at September 30,
       1997 (12,092,849 at December 31, 1996)               121            121
Additional capital                                       65,798         65,756
Deficit                                                 (10,337)       (20,714)
Foreign currency translation                             (1,169)          (640)
                                                     ----------     ----------
                                                         54,413         44,523
                                                      ---------      ---------
Total liabilities and stockholders' equity             $256,307       $229,997
                                                       ========       ========



See accompanying notes.




                                 AMERICAN SAFETY RAZOR COMPANY
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                               (In thousands except share data)



                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                ------------------         ------------------
                                                1997          1996         1997        1996
                                                ----          ----         ----        ----
Net sales                                      $79,061       $71,052     $217,847    $193,374
Cost of sales                                   52,473        46,414      145,309     126,442
                                               -------       -------     --------    --------

    Gross profit                                26,588        24,638       72,538      66,932

Selling, general and administrative expenses    15,414        14,416       44,273      41,111
Amortization of intangibles                        617           610        1,855       1,816
                                               -------       -------      -------     -------

    Operating income                            10,557         9,612       26,410      24,005

Interest expense                                 3,155         3,043        9,191       8,907
                                               -------       -------      -------     -------

    Income before income taxes                   7,402         6,569       17,219      15,098

Income taxes                                     2,964         2,477        6,842       5,889
                                               -------       -------     --------     -------

    Net income                                  $4,438        $4,092      $10,377      $9,209
                                                ======        ======      =======      ======

Weighted average shares outstanding         12,094,000    12,093,000   12,093,000  12,093,000
                                            ==========    ==========   ==========  ==========

Earnings per share:

    Net income                                    $.37          $.34         $.86        $.76
                                                  ====          ====         ====        ====





See accompanying notes.


                                 AMERICAN SAFETY RAZOR COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (In thousands)


                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                             1997       1996
                                                             ----       ----
Operating activities
Net income                                                 $10,377     $9,209
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                         8,265      7,819
       Interest and financing costs                            408        568
       Retiree benefits and other                           (1,391)       500
       Deferred income taxes                                   445       (366)
       Changes in operating assets and liabilities,
       net of effects of acquisitions:
         Trade receivables                                  (8,447)    (3,072)
         Inventories                                        (5,508)    (1,230)
         Prepaid expenses                                       77        279
         Accounts payable                                    3,234      1,072
         Accrued and other expenses                         (1,421)       (73)
         Income taxes                                       (4,792)       422
                                                           -------    -------

Net cash provided by operating activities                    1,247     15,128

Investing activities
Capital expenditures                                        (9,305)    (9,243)
Acquisitions, net of cash acquired                         (10,352)   (16,628)
Other                                                           (4)      (226)
                                                         ---------   --------

Net cash used in investing activities                      (19,661)   (26,097)

Financing activities
Proceeds from borrowings                                    21,940     20,318
Repayment of long-term obligations                          (4,115)    (9,998)
Proceeds from option exercise                                   42          -
                                                          --------   --------

Net cash provided from financing activities                 17,867     10,320
                                                           -------    -------

Net decrease in cash and cash equivalents                     (547)      (649)
Cash and cash equivalents, beginning of period               1,979      2,147
                                                           -------    -------

Cash and cash equivalents, end of period                    $1,432     $1,498
                                                            ======     ======


See accompanying notes.

                                 AMERICAN SAFETY RAZOR COMPANY

               Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE B - INVENTORIES

Classifications of inventories are as follows:

                                                   September 30,   December 31,
                                                       1997           1996
                                                   -------------   ------------

                                                         (In thousands)
Raw materials                                          $19,410         $15,463
Work-in-process                                          6,135           5,951
Finished goods                                          25,518          20,289
Operating supplies                                       3,287           2,819
                                                       -------         -------
                                                        54,350          44,522
Excess of current cost over LIFO inventory value           973             656
                                                       -------         -------
                                                       $53,377         $43,866
                                                       =======         =======

NOTE C - OTHER INFORMATION

The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In June 1997, the IRS issued a statutory notice of deficiency disallowing substantially all of the Company's amortization deductions relating to the intangible assets. The Company disagrees with the IRS's disallowances and in September 1997, petitioned the U.S. Tax Court to review and redetermine such disallowances. The outcome of these proceedings cannot be predicted at this time and the Company will continue to evaluate the potential impact on its tax reserves for this case. However, the Company believes that the ultimate outcome of these issues will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.


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


NOTE E - LONG TERM OBLIGATIONS

On April 22, 1997, in connection with its acquisition of Cotton, the Company borrowed $9.8 million under its revolving credit facility. At September 30, 1997, the Company had utilized $24.2 million of its revolving credit facility and had approximately $25.8 million available for future borrowings under this facility.


NOTE F - EARNINGS PER SHARE

Stock options outstanding during the three and nine months ended September 30, 1997 and 1996, did not have a material dilutive effect on weighted average shares outstanding or earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented.

The Company will adopt FAS 128 effective December 31, 1997. Pro forma earnings per share data calculated in accordance with FAS 128 for the three and nine months ended September 30, 1997 and 1996, are as follows (in thousands, except per share data):

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------  -----------------
                                           1997       1996      1997     1996
Net income                                $4,438     $4,092   $10,377   $9,209
                                          ======     ======   =======   ======

Basic EPS                                   $.37       $.34      $.86     $.76
                                            ====       ====      ====     ====

Weighted average shares outstanding       12,094     12,093    12,093   12,093
                                          ======     ======    ======   ======

Diluted EPS                                 $.36       $.34      $.85     $.76
                                            ====       ====      ====     ====

Weighted average shares outstanding       12,281     12,148    12,243   12,127
                                          ======     ======    ======   ======

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. On April 22, 1997, the Company purchased certain assets of The Cotton Division of American White Cross, Inc. ("Cotton"), a manufacturer and distributor of private-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. Sales by Cotton since its acquisition of $13.9 million had an immaterial effect on net income.


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net Sales. Net sales for the three months ended September 30, 1997 and 1996, were $79.1 million and $71.1 million, respectively, an increase of $8.0 million, or 11%. Sales by Cotton, since its acquisition contributed $7.4 million to the increase. Net sales of the Company's shaving blades and razors for the three months ended September 30, 1997, totaled $31.7 million, a 4% decrease compared to net sales for the three months ended September 30, 1996, of $33.1 million. Net sales of domestic private-brand shaving products and international shaving products were substantially unchanged with net sales of international shaving products negatively impacted approximately 5% by unfavorable exchange rates. Net sales of domestic branded shaving products decreased 12% due primarily to the timing of certain promotional programs.

Net sales of bladed hand tools and blades for the three months ended September 30, 1997 and 1996, were $12.2 million and $10.2 million, respectively, an increase of $2.0 million, or 20%. This strong growth primarily reflects increased sales of the Company's American Line(TM) and Personna(R) brands of products as a result of new distribution gains and seasonal promotional activity.

Net sales of industrial and specialty and medical blades for the three months ended September 30, 1997 and 1996, were substantially unchanged at $4.3 million. Sales of industrial and specialty products decreased 4% due primarily to cyclical usage and purchasing patterns by certain customers and mix shifts to lower priced blade products. Sales of medical products increased 5% due primarily to an expanding customer base and new product offerings.

Net sales of fiber and foot care products, excluding Cotton, for the three months ended September 30, 1997 and 1996, were $15.8 million and $14.7 million, respectively, an increase of $1.1 million or 7%. Fiber and foot care experienced sales growth across most of its product lines due primarily to increased distribution of products.

Net sales of the Company's custom bar soap products for the three months ended September 30, 1997 and 1996, were $7.7 million and $8.8 million, respectively, a decrease of $1.1 million or 12%. This decrease was caused primarily by lower sales to certain of the Company's pharmaceutical/skin care customers relating to their inventory management programs.

Gross Profit. Gross profit increased $2.0 million to $26.6 million during the three months ended September 30, 1997, from $24.6 million for the three months ended September 30, 1996. As a percentage of net sales, gross profit was 33.6% for the three months ended September 30, 1997, and 34.7% for the three months ended September 30, 1996. This decrease was due primarily to lower margins in the newly acquired Cotton operations and the negative impact of unfavorable exchange rates.

Operating and Other Expenses. Selling, general and administrative expenses were 19.5% of net sales for the three months ended September 30, 1997, compared to 20.3% for the three months ended September 30, 1996. This decrease primarily reflects spreading these costs over an increased sales base due to the Cotton acquisition and was somewhat offset by an increase in sales and marketing expenses in the Company's shaving operations. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended September 30, 1997 and 1996. Interest expense was substantially unchanged at $3.2 million for the three months ended September 30, 1997, compared to $3.0 million for the three months ended September 30, 1996.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net Sales. Net sales for the nine months ended September 30, 1997 and 1996, were $217.8 million and $193.4 million, respectively, an increase of $24.4 million, or 13%. Sales by Cotton contributed $13.9 million to the increase and sales by Bond, acquired on March 29, 1996, contributed $2.3 million to the increase. Net sales of the Company's shaving blades and razors for the nine months ended September 30, 1997, totaled $89.3 million, a 6% increase over net sales for the nine months ended September 30, 1996, of $84.5 million. Net sales of domestic private-brand shaving products increased 7% primarily benefiting from continued growth in sales of the Company's MBC(TM) products and increased promotional support of products by customers. Net sales of international shaving products increased 5% reflecting stronger sales primarily in Canada, Puerto Rico, Latin America, Mexico, the United Kingdom, and Asia. International net sales were negatively impacted approximately 3% by unfavorable exchange rates. Net sales of domestic branded shaving products were essentially flat due to lower promotional activity offset in part by the Company's launch of the Revlon Perfect Finish(TM) shaving product.

Net sales of bladed hand tools and blades for the nine months ended September 30, 1997 and 1996, were $33.1 million and $30.2 million, respectively, an increase of $2.9 million, or 10%. This strong growth primarily reflects increased sales of the Company's American Line(TM) and Personna(R) brands of products as a result of new distribution gains and product line extensions.

Net sales of industrial and specialty and medical blades for the nine months ended September 30, 1997 and 1996, were $12.3 million and $12.6 million, respectively, a decrease of $0.3 million, or 3%. Sales of industrial and specialty products decreased 9% due primarily to cyclical usage and purchasing patterns by certain customers and mix shifts to lower priced blade products. Sales of medical products increased 5% due primarily to an expanding customer base and new product offerings.

Net sales of fiber and foot care products, excluding Cotton, for the nine months ended September 30, 1997 and 1996, were $44.2 million and $41.9 million, respectively, an increase of $2.3 million or 6%. Fiber and foot care experienced sales growth across most of its product lines due primarily to increased distribution of products.

Net sales of the Company's custom bar soap products for the nine months ended September 30, 1997 and 1996, were $25.0 million and $24.2 million, respectively, an increase of $0.8 million or 3%. This increase primarily reflects the continued growth in sales of the Company's pharmaceutical/skin care products.

Gross Profit. Gross profit increased $5.6 million to $72.5 million during the nine months ended September 30, 1997, from $66.9 million for the nine months ended September 30, 1996. As a percentage of net sales, gross profit was 33.3% for the nine months ended September 30, 1997, and 34.6% for the nine months ended September 30, 1996. This decrease was due primarily to lower margins in the newly acquired Cotton operations and the negative impact of unfavorable exchange rates.

Operating and Other Expenses. Selling, general and administrative expenses were 20.3% of net sales for the nine months ended September 30, 1997, compared to 21.3% for the nine months ended September 30, 1996. This decrease primarily reflects spreading these costs over an increased sales base due to the Cotton acquisition. Amortization of goodwill and other intangible assets was substantially unchanged at $1.9 million for the nine months ended September 30, 1997, compared to $1.8 million for the nine months ended September 30, 1996. Interest expense was substantially unchanged at $9.2 million for the nine months ended September 30, 1997, compared to $8.9 million for the nine months ended September 30, 1996.


Liquidity and Capital Resources

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $1.2 million and $15.1 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $13.9 million in net cash provided by operating activities for the nine month period ended September 30, 1997, as compared to the nine month period ended September 30, 1996, was due primarily to i) an increase in trade accounts receivable and inventories for the Company's newly acquired Cotton operations, ii) the timing of customer payments, iii) an increase in inventories to improve customer service, and iv) the payment of certain tax liabilities.

On April 22, 1997, in connection with its acquisition of Cotton, the Company borrowed $9.8 million under its revolving credit facility. At September 30, 1997, the Company had utilized $24.2 million of its revolving credit facility and had approximately $25.8 million available for future borrowings under this facility.

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


Item 1.  Legal Proceedings

         None.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits - Exhibit 27 - Financial Data Schedule

         b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                          SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               AMERICAN SAFETY RAZOR COMPANY



October 22, 1997                               By /s/William C. Weathersby
----------------                               ---------------------------
Date                                              William C. Weathersby
                                                  President




October 22, 1997                               By /s/Thomas G. Kasvin
----------------                               ---------------------------
Date                                              Thomas G. Kasvin
                                                  Senior Vice President
                                                  Chief Financial Officer