Form 10-K
period 1997-12-31
AMERICAN SAFETY RAZOR CO
filed 1998-03-18
CIK 750339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------


   [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act Of 1934

   Commission File Number 0-21952
                                   ----------

                          AMERICAN SAFETY RAZOR COMPANY
             (Exact name of registrant as specified in its charter)

                 Delaware                        54-1050207
        (State or other jurisdiction of        (IRS Employer
        incorporation or organization)         Identification No.)

                                  P.O. Box 500
                         Strauton, Virginia 24402-0500
          (Address of principal executive offices, including zip code)

                                   ----------

               Registrant's telephone number, including area code:
                                 (540) 248-8000

                                   ----------


  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per
                                                               share

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 9, 1998, 12,106,449 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's Common Stock, which is the only class of voting stock of the Registrant, held by non-affiliates was approximately $212,192,139 based on the closing sales price of March 9, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 19, 1998, are incorporated by reference into Part III of this Report on Form 10-K.

                                Table of Contents

                                     Part I

                                                                          Page

Item 1.    Business....................................................      1

           General.....................................................      1
           Products....................................................      3
           Sales and Marketing.........................................      4
           Manufacturing...............................................      5
           Raw Materials...............................................      5
           Competition.................................................      6
           Other Factors Affecting the Business of the Company.........      6

Item 2.    Properties..................................................      9

Item 3.    Legal Proceedings...........................................     10

Item 4.    Submission of Matters to a Vote of Security Holders.........     10

           Executive Officers of the Registrant........................     10

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     11

Item 6.    Selected Financial Data.....................................     12

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     13

Item 8.    Financial Statements and Supplementary Data.................     17

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................     17

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant..........     18

Item 11.   Executive Compensation......................................     18

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..............................................     18

Item 13.   Certain Relationships and Related Transactions..............     18

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedule and Reports
           on Form 8-K.................................................     18

-----------------------
Market share and product distribution data shown throughout were obtained through Information Resources Incorporated, a nationally recognized market research firm based in Chicago, Illinois, which provides the Company with scanner based product movement data from U.S. grocery stores with annual all commodity volume of at least $2 million and data from drug stores and mass merchandisers in major U.S. markets.

                                     PART I

ITEM 1 - Business

General

         American  Safety Razor Company  (together  with its  subsidiaries,  the
"Company"), established in 1875, is a leading designer, manufacturer and marketer of high quality store, value and premium-brand consumer products. The Company's principal products consist of razors and blades, sales of which are broken into three broad categories, shaving razors and blades, bladed hand tools and blades, and specialty industrial and medical blades. The Company also manufactures cotton and foot care products and custom bar soaps. The Company distributes its products to the retail and professional trades in the United States and in selected international markets.

         The Company is the largest manufacturer in terms of units of store-brand and value-brand shaving razors and blades in the United States, and has the fourth largest domestic unit volume share of the overall domestic shaving razor and blade market (based on market research data for 1997 prepared by an independent market research firm). Total shaving razor and blade products which generated 1997 net sales of $120.8 million provide consumers with a value-priced alternative to more heavily advertised premium national brands. The Company's shaving razor and blade products are sold both under a retailer's own store label and under the Company's value-brand names such as Personna(R), GEM(R), Flicker(R), PFB(R), Treet(R), Blue Star(R), Pal(R), MBC(TM), Royal(TM), and premium-brand names such as Revlon Perfect Finish(TM), Bump Fighter(R), and Burma Shave(R). The Company provides both total shaving systems and components which can be used alone or with most other nationally recognized premium priced brands. These products are sold to major national mass-merchandise, drug and supermarket chains. The Company believes that its products have achieved product quality equivalency by using substantially the same materials and processes as those used by manufacturers of competing premium brand-name products. The Company attributes its leadership in the store-brand and value-brand markets to its long history of dedication to quality, customer service, low-cost manufacturing and competitive pricing.

         The Company is also the largest manufacturer in terms of units of both premium and value-priced bladed hand tools and blades (based on publicly available information and Company estimates) which are sold primarily under its Personna(R), American Line(TM) and Ardell(TM) brand names. These products which generated 1997 net sales of $45.4 million, capitalize on the Company's precision shaving blade technology and include such items as single edge blades, utility blades and knives, carpet blades and knives and paint scrapers. The Company's bladed hand tools and blades are sold to consumers and professionals through home-improvement centers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

         The Company has developed a line of specialty industrial and medical blades. The specialty industrial blades perform many of the cutting, slicing and chopping functions involved in manufacturing processes employed by a variety of industries including food-processing, fiber cutting, automotive and printing. In addition, the Company manufactures and markets carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna(R) brand name to customers including Allegiance Health Care, General Medical and Owens & Minor. In 1997, these products generated net sales of $16.4 million.

         The Company intends to strengthen its relationships with retailers who carry store-brand and value-brand consumer products by expanding its offerings of personal care consumer products. Consistent with this strategy, the Company acquired Megas Beauty Care, Inc. on June 10, 1994, and Sterile Products Corporation, d.b.a. Absorbent Cotton Company ("ACCO") on March 3, 1995. During March 1996, Megas Beauty Care, Inc. was merged into ACCO and ACCO changed its name to Megas Beauty Care, Inc. ("Megas"). In addition, on April 22, 1997, Megas purchased certain assets of the American White Cross Cotton Business ("AWC") for net consideration of approximately $10.3 million including acquisition related expenses. Since the date of acquisition through December 31, 1997, AWC's cotton products generated net sales of $21.1 million. Megas manufactures cotton swabs, cotton balls, puffs, cosmetic pads, pharmaceutical and beauty coils, pocket tissue, and foot care products. As a result, the Company believes it is currently one of the largest store-brand manufacturers of cotton and foot care products in the United States. For 1997, Megas had combined net sales of $80.4 million. The products of Megas are sold both under retailers' store-brand names as well as the Company's own value-priced Megas(R), ACCO(R), Cottonette(R) and Crystal(R) brands.

         The Company believes it is a leading domestic manufacturer of cosmetic/skin care, bath, pharmaceutical and specialty custom bar soaps. These products, which generated 1997 net sales of $33.6 million, are marketed primarily under customers' store brands and also under the Company's brand names such as Omnibus(R), Centurion(R), Kensington(R), Lavender & Old Lace(R), Satinet Rosewater & Glycerine(R), Sandalwood(R) and Fashion IV(R).


Operating Strategy

         The Company's operating strategy is founded in four key areas:

        o Expand offerings of store-brand and value-brand personal care consumer products through strategic acquisitions. The Company believes that store-brand and value-brand products generally offer higher margins to retailers and significant savings to consumers over premium-brand products. Consistent with this strategy, the Company acquired Megas Beauty Care, Inc. on June 10, 1994, and expanded its product offerings to include cotton balls, swabs, cosmetic squares and rounds as well as foot care products. Follow on acquisitions of ACCO on March 3, 1995, and AWC on April 22, 1997, further solidified the Company's position as one of the largest store-brand and value-brand cotton personal care products supplier. In addition, these acquisitions expanded the Company's cotton product selection to include cotton beauty coil and pharmaceutical coil. To continue to increase its sales of store-brand and value-brand products, the Company is focusing on developing its partnerships with major retailers, developing product line extensions that build on the Company's reputation for high quality products, expanding its package design capabilities and marketing support, and expanding its existing distribution channels. The Company intends to leverage its existing distribution strengths and relationships with retailers who carry store-brand products to obtain incremental distribution for an expanded array of personal care consumer products. This strategy has led in part to the growth in sales of the Company's store-brand and value-brand shaving razor and blade products to $120.8 million in 1997 and sales of the Company's store-brand and value-brand cotton and foot care products to $80.4 million in 1997.

        o Increase penetration of markets currently served and enter new markets. The Company's efforts to increase market penetration are focused on international markets for shaving razors and blades which are estimated to be over three times the size of the United States market. The Company intends to continue to increase the international sales of its shaving razor and blade products through its existing strategy of developing distributors in selected target markets, expanding its sales base in established markets through local sales offices and improving its cost-competitiveness in more mature markets through local manufacturing activities and increased local promotion. Consistent with this strategy, the Company acquired Bond on March 29, 1996, which has a manufacturing facility located in Nazareth Illit, Israel. The Company's international net sales (including export sales and sales within Puerto Rico) were $54.0 million in 1997.

        o Develop new products and product line extensions. The Company is focusing its product development efforts on designing new products and product line extensions that build on the Company's reputation for high quality products, packaging and service, and which utilize the Company's existing distribution channels. Recent examples are the Company's introduction of a long handle twin blade disposable razor designed to compete with Gillette's Custom Plus(TM), the Revlon Perfect Finish(TM)shaving system for women which combines innovation and functionality with the Revlon(R)brand name to revolutionize the way women shave, the Company's patented moving blade cartridge, a shaving system sold under the MBC(TM)trade name which has its own handle and fits the Sensor(R)handle manufactured by The Gillette Company ("Gillette"), the introduction of the Lady MBC(TM)shaving system, the addition of Burma Shave(R)line extensions including a shaving mug and soap set, a shaving system with refill cartridges, shaving cream and aftershave skin conditioner, and the Bump Fighter(R)shaving system, with an accessory line, including a shaving gel, cleanser, beard relaxer, skin conditioner, treatment mask and aftershave skin conditioner, designed to meet the shaving needs of African-American men. The Company sells its shaving razors and blades under a number of nationally recognized names. The Company believes that it can increase sales of its shaving razors and blades by introducing additional niche premium brands which can be sold through its existing sales and distribution channels. By concentrating on niche markets, the Company believes it will be able to compete more effectively with its larger competitors.

            The Company is also expanding sales of its consumer bladed hand tools and blades to home-improvement centers and hardware chains by introducing new products. Several large, national home-improvement centers and hardware chains offer the Company's bladed hand tools and blades as one of their featured lines in this class of merchandise.

        o Reduce operating costs and improve productivity. The Company has implemented several programs to reduce operating costs and increase productivity and efficiency. The Company operates efficient, low cost manufacturing and packaging operations for shaving razors and blades in Obregon, Mexico, and Knoxville, Tennessee, which has resulted in significant savings to the Company, primarily as a result of lower payroll costs. In addition, the Company is continuing to invest capital resources to improve productivity, efficiency and operating capabilities as evidenced by (i) the late 1996 expansion of manufacturing capacity in Obregon, Mexico, (ii) the completion in 1996 of the expansion of synthetic soap manufacturing capabilities in a new manufacturing facility in Columbus, Indiana, (iii) the expansion of manufacturing capacity in the Knoxville, Tennessee, facility and moving the shaving blade grinders into this facility from the Verona, Virginia, facility,
            (iv) the integration in 1997 of the industrial blade business into a single facility in Verona, Virginia, closing manufacturing facilities in Union and Maplewood, New Jersey, and (v) the opening of a new cotton facility in Nogales, Mexico, and the current expansion program of doubling the size of the Cleveland, Ohio, cotton and foot care manufacturing facility. In addition, the Company continues to institute a total quality management program and invest a significant portion of its capital resources in labor-saving equipment and employee training.

         Through the implementation of its operating strategy, the Company has maintained strong cash flow growth and increased net sales. For 1997, the Company's net sales grew to $296.6 million and EBITDA grew to $48.0 million. EBITDA for any relevant period represents operating income plus depreciation and amortization of goodwill and other intangibles.

Products

         The following table sets forth net sales and percentage of total net sales by class of products for the years ended December 31, 1997, 1996 and 1995. Information with respect to industry segments is presented on page 35 of this Report.


                                                       1997                 1996                 1995
                                                  --------------       --------------       -------------
                                                                        (In millions)


Shaving razors and blades(1)                      $120.8   40.8%       $114.4   43.9%       $ 97.1   42.2%
Bladed hand tools and blades                        45.4   15.3          40.7   15.6          39.2   17.0
Specialty industrial and medical blades             16.4    5.5          16.5    6.4          15.8    6.8
                                                  ------  -----        ------  -----        ------  -----
      Total                                        182.6   61.6         171.6   65.9         152.1   66.0
Cotton and foot care(2)                             80.4   27.1          55.8   21.4          48.7   21.1
Custom bar soap                                     33.6   11.3          33.2   12.7          29.7   12.9
                                                  ------  -----        ------  -----        ------  -----
      Total                                       $296.6  100.0%       $260.6  100.0%       $230.5  100.0%
                                                  ======  =====        ======  =====        ======  =====

Shaving Razors and Blades. The Company designs, manufactures and markets a full line of shaving razors and blades, including single-edge, double-edge and injector blades, twin-blade fixed and pivoting head cartridges, moving blade cartridges, disposables, single-edge razors, women's shaving razors and special purpose shaving blades. The Company provides both total shaving systems and components which can be used alone or with most other nationally-recognized premium brands. These shaving products are marketed under the Company's own brands (i.e., Personna(R), GEM(R), Flicker(R), PFB(R), Treet(R), Blue Star(R), Pal(R), MBC(TM) Royal(TM), Revlon Perfect Finish(TM), Bump Fighter(R), and Burma Shave(R)) or under the store brands of the Company's private-brand shaving razor and blade customers.

Bladed Hand Tools and Blades. The Company designs, manufactures and markets bladed hand tools and blades, such as single edge blades, utility blades and knives, carpet blades and knives and paint scrapers primarily under its Personna(R), American Line(TM) and Ardell(TM) brand names. The majority of the Company's bladed hand tools and blades are sold to retail customers through home-


--------
(1) The year ended December 31, 1996, includes net sales of Bond of $11.2 million since its March 29, 1996, acquisition date.

(2) The year ended December 31, 1997, includes net sales of AWC of $21.1 million since its April 22, 1997, acquisition date, the year ended December 31, 1995, includes net sales of ACCO of $16.6 million since its March 3, 1995, acquisition date and the year ended December 31, 1994, includes net sales of Megas of $18.7 million since its June 10, 1994, acquisition date.

improvement   centers,   retail  paint   chains  and  hardware   stores  and  to
professionals through wholesalers, distributors and specialty supply jobbers.

Specialty Industrial and Medical Blades. The Company designs, manufactures and markets disposable blades for both the industrial and medical markets. Although the specialty industrial blade market is large and diverse, the Company's products are specially designed for niche industrial applications. These specialty industrial blades perform many of the cutting, slicing or chopping functions involved in manufacturing processes employed by a variety of industries including food processing, fiber cutting, automotive and printing. The Company manufactures and markets carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna(R) brand name.

Cotton and Foot Care. The Company believes it is one of the largest store-brand manufacturers and distributors of cotton swabs, cotton balls and puffs and cotton cosmetic pads. In addition, the Company also manufactures pharmaceutical and beauty coils and foot care products. All of the foregoing products are sold under retailers' store-brand names as well as the Company's own value-priced brands Megas(R), ACCO(R), Cottonette(R) and Crystal(R). The Company believes that it is one of the few large cotton and foot care products manufacturers and distributors which can bleach its own cotton--a process integral to the production of cotton products.

Custom Bar Soap. The Company manufactures custom designed and formulated bar soap for sale to a broad variety of pharmaceutical, cosmetic/skin-care and department store customers, primarily under such customers' own brand names. The Company's flexible manufacturing equipment, product design and development capabilities and reputation for high quality allow it to compete successfully in all major custom bar soap market segments. The Company also develops and markets seasonal gift soap products.


Sales and Marketing

          The Company's products are sold through all major distribution channels through internal sales and marketing resources, as well as third party distributors and manufacturer's representatives. The Company's sales personnel receive a fixed salary plus a bonus based on sales performance or Company earnings.

          The Company's store-brand and value-brand shaving razors and blades and cotton and foot care products are sold through mass-merchandise, drug and supermarket chains. The Company's sales of consumer and personal care products is managed by a senior vice president who oversees a number of division vice presidents of sales and related personnel. Marketing support for the value-brand shaving razors and blades and cotton and foot care products focuses on direct mail advertisements, temporary price reductions and point of sale promotions. To assist stores in promoting their store-brand shaving razors and blades and cotton and foot care products, the Company helps customers develop customized marketing programs, including managing product introductions and promotional planning support. In addition, such merchandising vehicles as trial size programs, floor displays, point of purchase advertising, bonus sizes, coupons, rebates, store signs and promotional packs are available and incorporated into individual customers' programs. The Company also provides customers with market research to assist the customer in determining the effectiveness of various marketing programs.

          The Company's international shaving razors and blades sales effort is headed by a vice president who reports to the senior vice president of consumer and personal products. The vice president of international sales directs daily activities through group managers responsible for specific geographic regions. The Company uses a variety of sales strategies and organizations, depending upon the specific country to sell its products. The Company has a manufacturing and packaging facility in Mexico, a manufacturing, warehousing and packaging facility in Nazareth Illit, Israel, warehousing and packaging operations in Puerto Rico and the United Kingdom, and warehousing facilities in Canada to further its penetration in those markets.

          The Company sells bladed hand tools and blades to national and regional chains of home improvement centers and paint/decorating retailers as well as hardware co-op, wholesale buying groups, and industrial distributors. Specialty industrial blades are sold to direct users, original equipment manufacturers and to a wide variety of distributors who service professionals and niche segments. Overall management of the industrial division is headed by a vice president with specific responsibilities assigned to a director of field sales, director of market development and a general manager in Europe. Marketing needs for the entire division are overseen by a marketing manager who also reports to the vice president.

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

          The Company's soap sales effort is headed by the vice president - general manager who oversees a number of sales people and national account representatives who work with customers to custom design soap products and programs. The Company also utilizes manufacturers' representatives to sell its products to customers in the hospitality industry, such as hotels, and to market its line of industrial and corporate promotional products.


Manufacturing

          The Company is a fully integrated manufacturer performing all aspects of the manufacture of shaving razors and blades, blades for use with bladed hand tools and specialty industrial and medical blades from metal forming and plastic injection molding to assembly and packaging. Blades are manufactured at the Company's facilities in Verona, Virginia, Knoxville, Tennessee, and Nazareth Illit, Israel. The Company operates a low-cost, highly efficient injection molding, packaging and assembly facility in Obregon, Mexico. In July 1995, the Company purchased a new facility in Knoxville, Tennessee, to develop a fully integrated shaving razors and blades manufacturing operation. During 1997, the Company completed the second full year of a three-year manufacturing plan to develop a fully integrated facility to perform all operations attendant to manufacture, mold, assemble and package shaving razors and blades. In addition, the Company has restructured its industrial blade business moving substantially all of its operations into a single facility in Verona, Virginia, closing its manufacturing facilities in Union and Maplewood, New Jersey.

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

          The production of the Company's cotton and foot care products starts with the receipt of cotton fibers in bales. The cotton is bleached, either internally or through the use of contract bleachers. Once the cotton has been bleached, the cotton is processed into yarn which is then used either in the production of (i) cotton balls, (ii) cotton swabs, (iii) cotton pads, or (iv) other cotton products. The Company's cotton and foot care products are manufactured at its facilities in Cleveland, Ohio, Valley Park, Missouri, Sparks, Nevada, Dayville, Connecticut, Canavanas, Puerto Rico, and Nogales, Mexico.

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


Raw Materials

          The principal raw materials used by the Company in the manufacture of blade products are stainless and carbon steel, plastics and packaging supplies, all of which are normally readily available in the marketplace. While all raw materials are purchased from outside sources, the Company is not dependent upon any single supplier in its operations for any materials essential to its business or not otherwise commercially available to the Company. The Company has been able to obtain an adequate supply of raw materials, and no shortage of raw materials is currently anticipated.

          The principal raw materials used by the Company in the manufacture of its fiber and foot care products include cotton fiber, plastic and paper sticks for cotton swabs, foam insoles and packaging supplies. The Company has developed several different qualified sources for its key material requirements. The
Company bleaches cotton for the majority of its production requirements. The Company also maintains a relationship with several qualified sources for additional contract bleaching. The prices of certain of the raw materials purchased by Megas are subject to commodity price volatility, particularly with respect to cotton fiber and paper sticks, which may affect profitability of the Company's cotton and foot care products. The Company has been able to obtain an adequate supply of high quality raw materials, and no shortage of raw materials is currently anticipated.

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


Competition

          The shaving razor and blade market is competitive and sensitive to changing consumer preferences and demands. The Company's principal competitors in the shaving razor and blade market are Gillette, the Schick Division of Warner-Lambert and Societe Bic, S.A. These competitors are substantially larger and have substantially greater resources than the Company.

          The Company is the leading producer of store-brand and value-brand shaving razors and blades in the United States where the Company's primary competitors are smaller, privately held companies. Periodically, one of the premium-brand shaving razor and blade manufacturers mentioned above attempts to compete with the Company by lowering prices or entering the store-brand market. The Company believes that it is unlikely that a new shaving razor and blade manufacturer will appear in the near future given the proprietary nature of the manufacturing processes used by the Company and each of its competitors.

          In the bladed hand tools and blades and specialty industrial blades markets, competition is based on quality, price and customer service. The Company believes that it competes favorably on these bases and is a leading producer of bladed hand tools and blades and specialty industrial blades in the United States. The Company has a number of smaller competitors in bladed hand tools and blades such as I.B.U. and U.S. Blades. The medical blade market is dominated by a division of Becton Dickinson and Company.

          Megas competes in store-brand cotton swabs, cotton balls, puffs, cotton cosmetic pads, pharmaceutical and beauty coils and foot care products, on the basis of producing equal or better quality products than the national brand equivalents and offering a complete program of products in both store-brand and value-brand products. The market for these products is highly competitive, often attracting large national brand manufacturers seeking to add incremental store-brand business. Kimberly-Clark, in particular, has become very active in the store-brand pocket tissue category. In addition, companies such as Chesebrough-Pond's, Johnson & Johnson and Dr. Scholl's are continually re-investing in their premium brands, partly in an attempt to reclaim market share lost to store-brand and value-brand products.

          The custom bar soap market is very fragmented with numerous participants, some of which have greater resources than the Company. Competition in the custom bar soap market is based primarily on quality, price and customer service.


Other Factors Affecting the Business of the Company

Trademarks and Patents

  The Company owns all of the rights to the large number of trademarks used in its blade, cotton and foot care and soap businesses. Such trademarks include, among others, "Personna", "MBC", "GEM", "Flicker", "PFB", "Bump Fighter", "Burma Shave", "Megas", "ACCO", "Cottonette", "Crystal", "Omnibus", "Centurion", "Kensington", "Lavender & Old Lace", "Satinet Rosewater & Glycerine", "Sandalwood" and "Fashion IV". Trademarks are registered in the United States and in many other countries, and the Company considers such trademarks, in the aggregate, to be material to its business. In addition, the Company owns various patents and licenses related to the design and manufacture of certain of its products. The Company considers such patents to be important to its business, and the "MBC" patent is considered material to the conduct of the Company's business. There are no trademarks, patents or licenses expiring in 1998 which the Company expects would have a material effect on its business.

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


Employees and Labor Relations

          As of December 31, 1997, the Company employed 2,257 people worldwide, including 1,796 hourly employees and 461 salaried employees.

          Four collective bargaining agreements cover certain of the Company's employees: the first, at the Verona, Virginia plant, covers 425 employees and expires on September 25, 2000; the second, at the Company's Dayton, Ohio plant, covers 157 employees and expires on March 24, 1999; the third, at the Company's St. Louis plant, covers 213 employees and expires on September 1, 1999, and the fourth at the Company's Nazareth Illit, Israel plant, covers 148 employees and expires on April 1, 1999. In addition to the foregoing employees, the Company employs an aggregate of 853 hourly employees at its Knoxville, Tennessee; Cleveland, Ohio; Sparks, Nevada; Dayville, Connecticut; Nogales, Mexico; Canavanas, Puerto Rico; Nottingham, England; Obregon, Mexico; and San Juan, Puerto Rico facilities, none of whose employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


Environmental Matters

          The Company is subject to various federal, state and local environmental laws and regulations and the environmental laws and regulations of the various foreign jurisdictions in which the Company does business. The Company anticipates that such laws and regulations will become increasingly stringent in the future.

          In December 1986, the Company entered into a Special Order with the predecessor agency of the Virginia Department of Environmental Quality ("VDEQ") pursuant to which the Company agreed to investigate and cleanup groundwater contamination at the Company's Verona, Virginia, razor blade manufacturing facility. Pursuant to a plan of remediation approved by the VDEQ's executive director on February 18, 1988, and fully implemented in 1989, the Company built and currently operates a groundwater treatment facility to treat the contaminated groundwater. The Company regularly monitors the level of contamination in the groundwater. The Company is not presently aware of any additional contamination that is required to be remediated at this time at the Verona site.

          In October 1996, the Company's review of safety and environmental compliance at its razor blade manufacturing facility in Verona, Virginia, revealed that modifications to the facility in 1994 may have violated federal and state air regulations. The Verona facility uses a halogenated solvent, trichloroethylene ("TCE") in the blade cleaning machines attached to its blade grinders. In December 1994, pursuant to the federal Clean Air Act ("CAA"), the United States Environmental Protection Agency ("EPA") adopted a rule which regulates the emissions from halogenated solvent cleaning machines (the "HSC Rule"). The HSC Rule includes reporting requirements, emission controls and compliance deadlines. Existing machines were to comply with the emission controls by December 2, 1997, and new machines (those installed after November 29, 1993) were to be constructed to comply with the emission controls. Owners or operators of the machines were to submit an initial notification report to the EPA for new machines by January 31, 1995, and for existing machines by August 29, 1995. The initial notification reports were to identify each machine used by a facility, its date of installation and the emission controls used in new machines or to be retrofitted onto existing machines.

          The Company's blade cleaning machines are halogenated solvent cleaning machines covered by the HSC Rule and its October 1996, compliance review discovered that two of the Verona facility's twenty-four blade cleaning machines had been installed in 1994 without the requisite new machine air emission controls. The review also revealed that, although the Company had submitted notice of the new and existing blade cleaning machines as sources of TCE to the VDEQ in 1994, it had not submitted the initial notification to the EPA required by the HSC Rule. The Company promptly reported the findings of the compliance review to the EPA and to the VDEQ. The Company's report to the agencies enclosed the initial notification report for the blade cleaning machines, proposed to shut down the two "new" blade cleaning machines and proposed to install a facility-wide solvent vapor recovery system designed to reduce TCE emissions to well below that required by the HSC Rule. By the end of May 1997, the Company had taken both new machines off line and, by November 1997, had installed the solvent vapor recovery system.

In June 1997, the EPA Region III filed an administrative complaint seeking $147,000 in penalties. The Company contested the penalty and has reached an agreement in principle with the EPA for a penalty payment of $6,250. Negotiations of the consent order to finalize the settlement are underway.

          In June 1997, the VDEQ issued the Company a notice of violation of state air permitting requirements for the construction of a number of its blade cleaning machines without a permit to construct at the Verona facility. The Company and the VDEQ resolved the notice of violation by agreeing to enter into a consent order and having the Company file a facility-wide state air operating permit application. The Company submitted the application in September 1997, and anticipates receiving the permit in March 1998. The Company expects to file a major source air operating permit application in May 1998, to comply with the new air operating permit program adopted by Virginia pursuant to Title V of the CAA. Once issued, the major source air operating permit will supersede the state operating permit.

          When the Company purchased the Maplewood, New Jersey, facility as part of the Ardell acquisition, the Company and the previous owners of Ardell entered into an Administrative Consent Order on March 31, 1989, with the New Jersey Department of Environmental Protection and Energy ("NJDEPE") pursuant to which the previous owners of Ardell agreed to perform soil and groundwater remediation under the New Jersey Environmental Cleanup and Responsibility Act. Through September 1996, the previous owners had assumed full financial and oversight responsibility for remediation of the site. At that time, in settlement of claims by Ardell under its insurance policies with Federal Insurance Company covering the periods March 6, 1979 to March 6, 1987, Federal Insurance Company assumed primary financial and oversight responsibility for the remediation. The costs to complete the remediation are being borne by Federal Insurance Company and the previous owners of Ardell. The previous owners have posted the requisite financial assurance bond with NJDEPE securing such remediation obligations and have provided the Company with evidence of having obtained the bond. They also agreed to the delay of payments totaling approximately $1 million due them by the Company under the acquisition agreement for Ardell until such time as the remediation achieves certain defined benchmarks. The first partial principal payment of $0.3 million has been paid leaving $0.7 million still owed them by the Company. The Company has the right to offset these amounts against any costs incurred to ensure remediation. Additionally, as security, a letter of credit was obtained by the sellers in favor of NJDEPE in the amount of $0.6 million which remains intact. The Company has incurred only limited costs to date regarding this matter and does not expect to incur any material future costs.

          The Valley Park, Missouri, plant facility of the Company's Megas subsidiary, which was acquired on March 3, 1995, is located on a parcel of land which is the subject of a CERCLA investigation. This investigation is being undertaken in response to a release of "hazardous substances" from upgradient industries. The affected area, which includes the groundwater beneath a segment of the plant site, has been found to be contaminated by various chlorinated solvents including trichloroethylene (TCE) and trichloromethane (TCA). The contaminated aquifer had been the source of municipal water supply wells. The results of a limited remedial investigation completed for EPA and the State of Missouri in January 1988, indicate that the source of the TCE contamination was located to the northwest of the Megas facility. The EPA and the State subsequently developed a remediation plan to address the TCE contamination and have executed a Consent Order with a potentially responsible party to implement the plan. The focus of their investigation has now turned to the remediation of the TCA contamination which the limited remedial investigation concluded was originating west southwest of the Megas facility between Marshall Road and the Merrimac River. Megas does not use or have records of having used the identified "hazardous substances" in its facility and has not been found to be a potentially responsible party. The Company has reviewed the EPA limited remediation investigation report and performed limited soil gas analysis on site. The results of the testing did not indicate soil contamination that could have contributed to the underlying plume. Based on the Company's investigation to date, results of the soil gas analyses performed on site, and discussions held with the Missouri Attorney General's office, the Company believes that it is unlikely that Megas will be identified as a potentially responsible party in connection with the EPA Superfund site. In the unlikely event that the Company is identified as a potentially responsible party, the sellers of Megas have agreed to indemnify the Company, until March 3, 2000, for certain environmental matters, including costs incurred in connection with the Valley Park site, in an amount not to exceed $300,000.

          The Company, after consultation with its advisors, does not believe that any of these matters will have a material effect on the Company's consolidated financial position or results of operations, regardless of any claims to indemnification.

ITEM 2 - Properties

          As of March 9, 1998, the Company owned or leased the following facilities:

                                                                                                                Lease
                                                                                    Approximate   Owned or   Termination
Products                   Location                  Type of Facility               Square Feet    Leased        Date
--------                   --------                  ----------------               -----------    ------     ----------

Shaving razors and         Verona, Virginia          Industrial/medical             307,000       Owned
   blades, bladed hand                                 manufacturing, packaging,
   tools and blades and                                distribution, sales,
   specialty industrial                                shaving manufacturing and
   and medical blades                                  corporate offices

                           Knoxville, Tennessee      Manufacturing, packaging       125,000       Owned
                                                        and distribution

                           Obregon, Mexico           Manufacturing and packaging    94,000        Leased     April 2006

                           Nazareth Illit, Israel    Manufacturing, packaging       65,000        Leased     July 2002
                                                        distribution and sales

                           Nottinghamshire,          Packaging, distribution        36,000        Leased     July 2012
                             United Kingdom            and sales

                           Rio Grande,               Manufacturing, packaging,      26,000        Leased     June 2000
                             Puerto Rico               distribution and sales


Cotton and foot care       Cleveland, Ohio           Manufacturing, packaging,      123,000(1)    Leased     February 1999
                                                       distribution and sales

                           Valley Park, Missouri     Manufacturing and packaging    107,000       Owned

                           Nogales, Mexico           Manufacturing, packaging       84,000        Leased     March 2000
                                                       and distribution

                           Dayville, Connecticut     Manufacturing and packaging    43,000        Leased     September 2002

                           Sparks, Nevada            Manufacturing and packaging    36,000        Leased     November 1998

                           Canavanas, Puerto Rico    Manufacturing, packaging       22,000        Leased     November 1998
                                                       and distribution

Soap                       Dayton, Ohio              Manufacturing, packaging,      270,000       Owned
                                                       distribution and sales

                           Columbus, Indiana         Manufacturing, packaging,      20,000        Leased     September 2005
                                                        distribution and sales


(1) Currently expanding facility to 250,000 square feet. New lease term begins in May 1998, with a lease termination date of April 2013.

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


ITEM 4 - Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.


Executive Officers of the Registrant

         Set forth below are the executive officers of the Company as of March 13, 1998, their ages, positions, and a description of their business experiences for the last five years. Except for Mr. Heim, Mr. Casner, Mr. Paterson and Mr. Piron, all of the below named executive officers have been employees of the Company for more than the last five years.


Name                           Age           Position with Company

Thomas H. Quinn                 50           Chairman and Chief Executive Officer
William C. Weathersby           56           President, Chief Operating Officer
James V. Heim                   44           Senior Vice President - Consumer and Personal Products
Thomas G. Kasvin                50           Senior Vice President - Chief Financial Officer
Michael M. Casner               53           Vice President - International
John R. Lupton                  56           Vice President - Operations, Cotton and Foot Care
John W. Paterson                55           Vice President - Medical
Michael J. Piron                57           Vice President - Technical and Logistics Operations
Gary R. Moorhead                49           Vice President - General Manager, Custom Bar Soap
William L. Robbins              57           Vice President - Consumer Products Sales
Gary S. Wade                    49           Vice President - Industrial


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

         Mr. Casner joined the Company in June 1997, and has served as Vice President - International since that time. Prior to joining the Company, Mr. Casner held various international marketing positions with Helene Curtis, Gillette and Johnson & Johnson.

         Mr. Lupton has been employed in various positions with the Company since 1982. Currently, Mr. Lupton serves as Vice President - Operations, Cotton and Foot Care. Prior to joining the Company, Mr. Lupton spent eighteen years in various production and engineering positions with General Electric.

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

         Mr. Moorhead joined the Company in 1980, in connection with the acquisition of the Hewitt Soap Company and held various sales and marketing positions until April 1997, when he became Vice President - General Manager.

         Mr. Robbins has been Vice President - Store-Brands of the Company since 1983 and has been employed by the Company since 1973. Prior to joining the Company, Mr. Robbins held various positions with Chesebrough-Pond's and Johnson & Johnson.

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


                                     PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock, par value $.01 per share (the "Common Stock") is traded in the over-the-counter market and has been included in the NASDAQ National Market under the symbol "RAZR" since the Company's Form S-1 registration statement relating to the initial public offering of its Common Stock became effective on June 8, 1993. Information with respect to market prices of the Common Stock for each of the quarters in 1996 and 1997 is presented under Item 8 of this Report.

         As of March 9, 1998, the Company's shares of Common Stock were held by approximately 3,100 shareholders of record (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

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

ITEM 6 - Selected Financial Data

         The following data (in thousands, except per share data) should be read in conjunction with the consolidated financial statements of the Company included under Item 8 of this Report and management's discussion and analysis of financial condition and results of operations included under Item 7 of this Report.

                                                                                    Year ended December 31,
Statement of Income Data:                                        1997 (1)     1996 (2)   1995 (3)    1994 (4)      1993
                                                                ---------  ----------- ----------   ----------   ---------

Net sales                                                        $296,607     $260,636  $230,453      $192,573    $158,141
Costs and expenses
   Cost of sales                                                  196,991      169,949   149,994       119,192      95,884
   Selling, general and administrative expenses                    60,206       54,867    48,487        43,366      35,593
   Amortization of intangible assets                                2,501        2,503     2,341         3,219       7,110
   Termination of consulting agreement                                  -            -         -             -       1,969
   Litigation settlement expense                                        -            -       947             -           -
                                                               ----------   ---------- ---------    ----------  ----------

Operating income                                                   36,909       33,317    28,684        26,796      17,585

Interest expense                                                   12,270       11,719    10,582         7,580      12,056
                                                               ----------   ---------- ---------    ----------  ----------

Income before income taxes and
   extraordinary items                                             24,639       21,598    18,102        19,216       5,529
Income taxes                                                        9,570        8,425     7,241         7,895       1,961
                                                               ----------   ---------- ---------    ----------  ----------

Income before extraordinary items                                  15,069       13,173    10,861        11,321       3,568
Extraordinary items, net of income tax benefit (5)                      -            -      (980)            -      (3,197)
                                                               ----------   ---------- ---------    ----------   ---------

Net income                                                        $15,069     $ 13,173  $  9,881      $ 11,321   $     371
                                                               ==========   ========== =========    ==========   =========

Basic earnings per share:
   Income before extraordinary items                                $1.25        $1.09     $0.90         $0.94       $0.34
   Extraordinary items                                                  -            -     (0.08)            -       (0.34)
                                                               ----------   ---------- ---------    ----------  ----------

Net income                                                          $1.25        $1.09     $0.82         $0.94      $    -
                                                               ==========   ========== =========    ==========  ==========

Weighted average number of shares outstanding                      12,094       12,093    12,093        12,093       9,550
                                                               ==========   ========== =========    ==========  ==========

Diluted earnings per share:
   Income before extraordinary items                                $1.23        $1.09     $0.90         $0.93       $0.34
   Extraordinary items                                                  -            -     (0.08)            -       (0.34)
                                                               ----------   ---------- ---------    ----------  ----------

Net income                                                          $1.23        $1.09     $0.82         $0.93      $    -
                                                               ==========   ========== =========    ==========  ==========

Weighted average number of shares outstanding                      12,255       12,139    12,135        12,125       9,554
                                                               ==========   ========== =========    ==========  ==========

                                                                                      December 31,
Balance Sheet Data:                                                1997        1996       1995          1994        1993
                                                               ----------   ---------- ---------    ----------  ----------

Total assets                                                     $254,081     $229,997  $208,263      $180,000    $146,643
Long-term obligations, including
   current portion                                                123,612      112,181   109,789        99,577      94,297
Stockholders' equity                                               59,439       44,523    30,898        21,139       9,592

(1) The Company's results of operations include results for the Cotton Division of American White Cross, Inc. ("AWC") since its April 22, 1997, acquisition date. Results for the period ended December 31, 1997, include net sales of AWC of $21.1 million.

(2) The Company's results of operations include results for Bond-America Israel Blades, Ltd., and its wholly-owned subsidiary, A.I. Blades, Inc. (collectively, "Bond") since its March 29, 1996, acquisition date. Results for the period ended December 31, 1996, include net sales of Bond of $11.2 million.
(3) The Company's results of operations include results for Absorbent Cotton Company ("ACCO") since its March 3, 1995, acquisition date. Results for the period ended December 31, 1995, include net sales of ACCO of $16.6 million.
(4) The Company's results of operations include results for Megas Beauty Care, Inc., ("Megas") since its June 10, 1994, acquisition date. Results for the period ended December 31, 1994, include net sales of Megas of $18.7 million.
(5) Extraordinary items relate to the early extinguishment of debt (see Note 5 to the Consolidated Financial Statements).


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information with respect to the Company's business segments:

                                                                    Year ended December 31,
                                                   ----------------------------------------------------
                                                         1997              1996              1995
                                                   ---------------    ---------------   ---------------
                                                                  (Dollars in millions)

Net Sales:
   Razors and blades
      Shaving razors and blades (1)                 $120.8    40.8%   $114.4    43.9%   $ 97.1    42.2%
      Bladed hand tools and blades                    45.4    15.3      40.7    15.6      39.2    17.0
      Specialty industrial and medical blades         16.4     5.5      16.5     6.4      15.8     6.8
                                                    ------   ------   ------    -----   ------   ------
        Total                                        182.6    61.6     171.6    65.9     152.1    66.0
   Cotton and foot care (2)                           80.4    27.1      55.8    21.4      48.7    21.1
   Custom bar soap                                    33.6    11.       33.2    12.7      29.7    12.9
                                                    ------   ------   ------    -----   ------   ------
      Total                                         $296.6   100.0%   $260.6   100.0%   $230.5   100.0%
Operating Income:
   Razors and blades                                $ 26.5    14.5%   $ 26.4    15.4%   $ 24.1    15.9%
   Cotton and foot care                                6.3     7.8       4.1     7.3       3.0     6.2
   Custom bar soap                                     4.1    12.3       2.8     8.4       1.6     5.3
                                                    ------            ------            ------
      Total                                         $ 36.9    12.4%   $ 33.3    12.8%   $ 28.7    12.4%


(1) The year ended December 31, 1996, includes net sales of Bond of $11.2 million since its March 29, 1996, acquisition date.


(2) The year ended December 31, 1997, includes net sales of AWC of $21.1 million since its April 22, 1997, acquisition date, the year ended December 31, 1995, includes net sales of ACCO of $16.6 million since its March 3, 1995, acquisition date and the year ended December 31, 1994, includes net sales of Megas of $18.7 million since its June 10, 1994, acquisition date.


GENERAL

The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included under Item 8 of this Report.

Forward-Looking Statements
Management's discussion and analysis of financial condition and results of operations and other sections of this annual report contain forward-looking statements relating to future results of the Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates", "believes", "plans", "estimates", "expects", and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

In 1997, the Company posted record net sales of $296.6 million. Net sales benefited from the Company's purchase on April 22, 1997, of certain assets of the Cotton Division of American White Cross, Inc. ("AWC"), a manufacturer and distributor of store-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. Sales by AWC since its acquisition date were $21.1 million. The Company's operating income of $36.9 million or 12.4% of net sales was also a record. Net income for 1997 of $15.1 million set another record, rising 14.4%, or $1.25 for basic earnings per share compared to net income of $13.2 million, or $1.09 for basic earnings per share for 1996. Diluted earnings per share for 1997 was $1.23 compared to diluted earnings per share for 1996 of $1.09.

The Company is a leading designer, manufacturer and marketer of high quality store, value and premium-brand consumer products. The Company's principal products consist of razors and blades, sales of which are broken into three broad categories, shaving razors and blades, bladed hand tools and blades, and specialty industrial and medical blades. The Company also manufactures cotton and foot care products and custom bar soaps. The Company distributes its products to the retail and professional trades in the United States and in selected international markets.

The Company's operating strategy consists of four key elements: (i) expand offerings of store-brand and value-brand personal care consumer products through strategic acquisitions; (ii) increase penetration of markets currently served by the Company and enter new markets; (iii) develop new products and product line extensions; and (iv) reduce operating costs and improve productivity. This strategy contemplates that the Company will acquire or dispose of businesses that assist the Company in attaining its strategic goals.


YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales.
Net sales for 1997 and 1996 were $296.6 million and $260.6 million, respectively, an increase of $36.0 million, or 13.8%. Sales by AWC, since its April 22, 1997, acquisition date, contributed $21.1 million to the net sales increase and sales by Bond, since its March 29, 1996, acquisition date, contributed $1.9 million to the net sales increase. The impact of increases in unit volume and new product offerings within the Company's other operating units accounted for substantially all of the remaining $13.0 million increase in net sales.

Net sales of the Company's shaving razors and blades for 1997 and 1996 were $120.8 million and $114.4 million, respectively, an increase of $6.4 million or 5.6%. Net sales of domestic private-brand shaving products increased 8.2% primarily benefiting from continued growth in sales of the Company's MBC(TM) products and increased promotional support of products by major customers. Net sales of international shaving products increased 5.1% reflecting stronger sales, primarily in Canada, Latin America, Mexico, the United Kingdom, Russia, and Asia. International net sales were negatively impacted approximately 4% by unfavorable exchange rates. Net sales of domestic branded shaving products were up marginally for the year.

Net sales of bladed hand tools and blades for 1997 and 1996 were $45.4 million and $40.7 million, respectively, an increase of $4.7 million or 11.6%. This strong growth primarily reflects increased sales of the Company's American Line(TM) and Personna(R) brands of products as a result of new distribution gains and product line extensions.

Net sales of specialty industrial and medical blades for 1997 and 1996 were $16.4 million and $16.5 million, respectively, a decrease of $0.1 million, or 0.8%. Sales of specialty industrial products decreased 5.6% due primarily to cyclical usage and purchasing patterns by certain customers and mix shifts to lower priced blade products. Sales of medical products increased 4.6% due to an expanding customer base and new product offerings.

Net sales of cotton and foot care products, excluding AWC, for 1997 and 1996 were $59.3 million and $55.8 million, respectively, an increase of $3.5 million, or 6.1%. Cotton and foot care experienced sales growth across most of its product lines due primarily to increased distribution of products.

Net sales of the Company's custom bar soap products for 1997 and 1996 were $33.6 million and $33.2 million, respectively, an increase of $0.4 million, or 1.4%. This increase primarily reflects the continued growth in sales of the Company's pharmaceutical/skin care products.

Gross Profit.
Gross profit increased $8.9 million to $99.6 million for 1997 from $90.7 million for 1996. As a percentage of net sales, gross profit was 33.6% for 1997 and 34.8% for 1996. This decrease was primarily due to the lower margins earned in the newly acquired AWC cotton operations and the negative impact of unfavorable exchange rates. This decrease was somewhat offset by lower production costs in the shaving blades and synthetic soap operations and lower material costs in the cotton operations.

Operating and Other Expenses.
Selling, general and administrative expenses were 20.3% of net sales for 1997, compared to 21.1% for 1996. This decrease primarily reflects spreading these costs over an increased sales base due to the AWC acquisition. Amortization of goodwill and other intangible assets was unchanged at $2.5 million for 1997 and 1996. Interest expense increased in 1997 to $12.3 million from $11.7 million in 1996 primarily reflecting increased borrowings to finance the AWC acquisition.

The Company's effective income tax rate for 1997 and 1996 was 38.8% and 39.0%, respectively. (See Note 9 to the Consolidated Financial Statements.)


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

Net sales of the Company's shaving razors and blades for 1996 (excluding Bond) and 1995 were $103.2 million and $97.1 million, respectively, an increase of $6.1 million or 6.3%. Net sales of domestic branded shaving products increased 10.7%, primarily benefiting from increased promotional programs and continued strength in the MBC(TM), Lady MBC(TM) and Burma Shave(R) shaving system line of products. Net sales of international shaving products (excluding Bond) increased 6.6%, primarily benefiting from increased distribution of the MBC(TM) and Lady MBC(TM) line of products and from increased sales primarily in Canada, Mexico, Europe and the Far East. In addition, international net sales during 1996 were negatively impacted by exchange rate fluctuations. Net sales of domestic private-brand shaving products increased 1.5% and also benefitted from sales of the Company's MBC(TM) and Lady MBC(TM) products.

Net sales of bladed hand tools and blades for 1996 and 1995 were $40.7 million and $39.2 million, respectively, an increase of $1.5 million or 3.8%. This increase primarily reflects increased sales of the Company's American Line(TM) and Personna(R) line of products and increased product promotions.

Net sales of specialty industrial and medical blades for 1996 and 1995 were $16.5 million and $15.8 million, respectively, an increase of $0.7 million, or 5.0%. Sales of specialty industrial products decreased 5.2% due primarily to inventory adjustments at major original equipment manufacturers and other user customers. Sales of medical products increased 19.7% due to new product introductions and an expanding customer base.

Net sales of cotton and foot care products for 1996 and 1995 were $55.8 million and $48.7 million, respectively, an increase of $7.1 million, or 14.7%. On a fully comparable basis (including 1995 net sales of ACCO of $3.1 million prior to its acquisition date), net sales increased $4.1 million, or 7.9%. Cotton and foot care experienced sales growth across all of its product lines, particularly in cotton pads, swabs, and tissues primarily resulting from increased product promotions and increased sales to certain customers.

Net sales of the Company's custom bar soap products for 1996 and 1995 were $33.2 million and $29.7 million, respectively, an increase of $3.5 million, or 11.6%. This increase primarily reflects the strong growth in sales of the Company's pharmaceutical/skin care products.

Gross Profit.
Gross profit increased $10.2 million to $90.7 million for 1996 from $80.5 million for 1995. As a percentage of net sales, gross profit was 34.8% for 1996 and 34.9% for 1995. This decrease was primarily due to the lower margins earned on sales of Bond products and higher depreciation expense, related to the Company's capacity expansion projects. This decrease was substantially offset by lower production costs resulting from increased output from the Company's Mexico operations and the Columbus, Indiana, synthetic soap operations and from cotton and foot care's efforts to control manufacturing costs while increasing sales volume, lower material costs and lower shipping costs primarily resulting from negotiating lower shipping rates with carriers.

Operating and Other Expenses.
Selling, general and administrative expenses were substantially unchanged at 21.1% of net sales for 1996 compared to 21.0% for

1995. Amortization of goodwill and other intangible assets increased for 1996 to $2.5 million from $2.3 million for 1995, primarily reflecting an increase in amortization of goodwill relating to the ACCO and Bond acquisitions.

Litigation settlement expense of $0.9 million, including legal fees, relates to the American Medical Manufacturing, Inc. suit which was settled in June 1995.

Interest expense increased in 1996 to $11.7 million from $10.6 million in 1995 primarily reflecting the higher interest rate resulting from the Company's debt offering in August 1995, and from increased borrowings to finance the ACCO and Bond acquisitions.

The Company's effective income tax rate for 1996 and 1995 was 39.0% and 40.0%, respectively. (See Note 9 to the Consolidated Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $12.0 million and $25.5 million for 1997 and 1996, respectively. The decrease of $13.5 million in net cash provided by operating activities for 1997 as compared to 1996 was due primarily to (i) an increase in trade accounts receivable for the Company's newly acquired AWC operations, (ii) the timing of customer payments, (iii) strong year end sales which increased trade accounts receivable, (iv) an increase in inventories to improve customer service, and (v) the payment of certain tax liabilities.

In connection with the April 22, 1997, acquisition of AWC, the Company borrowed $9.8 million under its revolving credit facility. At December 31, 1997, long-term indebtedness amounted to $123.6 million (including the current portion of $2.1 million), and the Company had approximately $32.0 million available for future borrowings and letters of credit under its revolving credit facility. The weighted-average interest rate incurred by the Company with respect to its debt obligations in 1997 was approximately 9.5%.

The Company's liquidity requirements are primarily the funding of working capital needs, which consist of inventory and trade receivables, capital expenditures and scheduled principal and interest payments on indebtedness. Capital expenditures in 1997 totaled $13.8 million, as compared to $11.3 million in 1996 and $12.4 million in 1995. The Company anticipates spending approximately $13.1 million in 1998 for capital expenditures.

Management believes that the Company's cash on hand, anticipated funds from operations and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital, capital expenditures, debt service requirements and tax obligations as well as the Company's growth-oriented strategy for its existing business for at least the next 12 months. The Company anticipates that funding of any additional acquisitions will require additional borrowings under its revolving credit facility. The Company intends to maintain and further strengthen its financial condition and, in connection therewith, may from time to time consider other possible transactions, including other capital markets transactions or dispositions of businesses that no longer meet strategic objectives. The Company has engaged
Paine Webber, Inc. to explore strategic alternatives which could involve a recapitalization, merger or sale of the Company. Currently, the Company has not entered into any agreement or commitments concerning any such alternatives.

New Accounting Standards
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." FAS 131 establishes standards for reporting information about operating segments. It also establishes standards for disclosures about products and services, geographic areas, and major customers.

In February 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." FAS 132 establishes standards for disclosure of pension and postretirement benefit information.

These new standards are effective for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations or financial position, but may impact future financial statement disclosures.


ITEM 8 - Financial Statements and Supplementary Data

          The consolidated financial statements of the registrant are submitted as a separate section of this Report starting on page 20. Information related to "Quarterly Data (Unaudited)" is summarized below:


                                                  1997
                           -----------------------------------------------------
                           First          Second        Third          Fourth
                           -----          ------        -----          ------
                          (In thousands, except per share and market price data)

Net sales                  $63,103        $75,683       $79,061        $78,760
Gross profit                21,678         24,272        26,588         27,078
Net income                   2,554          3,385         4,438          4,692
Earnings per share
   Basic                       .21            .28           .37            .39
   Diluted                     .21            .28           .36            .38
Market price
   High                      15.75          18.13         19.38          20.75
   Low                       12.88          13.38         16.00          16.25



                                                  1996
                          ------------------------------------------------------
                           First          Second        Third          Fourth
                           -----          ------        -----          ------
                          (In thousands, except per share and market price data)

Net sales                  $57,460        $64,862       $71,052        $67,262
Gross profit                19,917         22,377        24,638         23,755
Net income                   2,267          2,850         4,092          3,964
Earnings per share
   Basic                       .19            .24           .34            .33
   Diluted                     .19            .23           .34            .33
Market price
   High                       9.75          12.25         12.25          14.00
   Low                        7.50           9.00          9.88          11.50


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

ITEMS 10, 11, 12, AND 13.

          The information required by these Items, other than the information set forth in Part I under the Section entitled "Executive Officers of the Registrant", is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for its Annual Meeting of Stockholders to be held on May 19, 1998.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1), (2) and (3)--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 20.

(b)  Reports on Form 8-K filed in the fourth quarter of 1997.

     None

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 47.

(d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this Report on page 46.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of March 1998.

                             AMERICAN SAFETY RAZOR COMPANY



                             /s/Thomas H. Quinn
                             -----------------------------
                             Thomas H. Quinn
                             Chairman of the Board and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the 17th day of March 1998.


        Signature                              Title

/s/ Thomas H. Quinn                           Chairman of the Board and
    --------------------------                 Chief Executive Officer
    Thomas H. Quinn                            (Principal Executive Officer)

/s/ William C. Weathersby                     Director, President and
    --------------------------                 Chief Operating Officer
    William C. Weathersby

/s/ Thomas G. Kasvin                          Senior Vice President
    --------------------------                 Chief Financial Officer
    Thomas G. Kasvin                           (Principal Financial Officer and
                                                Principal Accounting Officer)

/s/ Jonathan F. Boucher                       Director, Vice President and
    --------------------------                  Assistant Secretary
    Jonathan F. Boucher

/s/ John W. Jordan II                         Director
    --------------------------
    John W. Jordan II

/s/ David W. Zalaznick                        Director
    --------------------------
    David W. Zalaznick

/s/ John R. Lowden                            Director
    --------------------------
    John R. Lowden

/s/ Paul D. Rhines                            Director
    --------------------------
    Paul D. Rhines

/s/ D. Patrick Curran                         Director
    --------------------------
    D. Patrick Curran

/s/ William C. Ballard, Jr.                   Director
    --------------------------
    William C. Ballard, Jr.

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1997

                          AMERICAN SAFETY RAZOR COMPANY

                               STAUNTON, VIRGINIA

FORM 10-K--ITEM 14(a)(1) AND (2)

American Safety Razor Company

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of American Safety Razor Company are included in Item 8:

         Consolidated Balance Sheets--December 31, 1997 and 1996

         Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements--December 31, 1997

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

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                           December 31,
                                                         1997        1996
                                                      ----------   ---------


Assets
Current assets:
    Cash and cash equivalents .....................   $   1,434    $   1,979
    Trade receivables, less allowances of .........      45,277       37,904
     $3,461 in 1997, and $2,558 in 1996
    Inventories ...................................      51,488       43,866
    Income taxes receivable .......................         896         --
    Deferred income taxes .........................       2,803        3,760
    Prepaid expenses ..............................       1,410        1,833
                                                      ---------    ---------

Total current assets ..............................     103,308       89,342

Property and equipment, net .......................      72,943       61,022

Intangible assets, net:
    Goodwill ......................................      68,978       70,678
    Other .........................................       4,258        5,055
                                                      ---------    ---------
                                                         73,236       75,733

Prepaid pension cost and other ....................       4,594        3,900
                                                      ---------    ---------

Total assets ......................................   $ 254,081    $ 229,997
                                                      =========    =========

Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable ..............................   $  15,704    $  14,212
    Accrued expenses ..............................      10,772       10,195
    Payroll and related liabilities ...............       5,720        5,220
    Accrued interest ..............................       4,269        4,234
    Income taxes payable ..........................        --            370
    Current maturities of long-term obligations ...       2,107        1,419
                                                      ---------    ---------

Total current liabilities .........................      38,572       35,650

Long-term obligations .............................     121,505      110,762
Retiree health and insurance benefits .............      22,966       22,292
Pension and other liabilities .....................       2,017        3,383
Deferred income taxes .............................       9,582       13,387
                                                      ---------    ---------

Total liabilities .................................     194,642      185,474
                                                      ---------    ---------

Contingent liabilities and commitments

Stockholders' equity:
    Common Stock, $.01 par value, 25,000,000
        shares authorized; 12,098,049 shares issued
        and outstanding in 1997, 12,092,849 in 1996         121          121
Additional capital ................................      65,801       65,756
Deficit ...........................................      (5,645)     (20,714)
Foreign currency translation ......................        (838)        (640)
                                                      ---------    ---------
                                                         59,439       44,523

Total liabilities and stockholders' equity ........   $ 254,081    $ 229,997
                                                      =========    =========

See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                            Year ended December 31,
                                                       1997       1996         1995
                                                    ---------   ---------    ---------

Net sales .......................................   $ 296,607   $ 260,636   $ 230,453
Cost of sales ...................................     196,991     169,949     149,994
                                                    ---------   ---------   ---------

Gross profit ....................................      99,616      90,687      80,459

Selling, general and administrative expenses ....      60,206      54,867      48,487
Amortization of intangible assets ...............       2,501       2,503       2,341
Litigation settlement expense ...................        --          --           947
                                                    ---------   ---------   ---------

Operating income ................................      36,909      33,317      28,684
Interest expense ................................      12,270      11,719      10,582
                                                    ---------   ---------   ---------

Income before income taxes and extraordinary item      24,639      21,598      18,102
Income taxes ....................................       9,570       8,425       7,241
                                                    ---------   ---------   ---------

Income before extraordinary item ................      15,069      13,173      10,861
Extraordinary item, net of income
 tax benefit of $654 in 1995 ....................        --          --          (980)

Net income ......................................   $  15,069   $  13,173   $   9,881
                                                    =========   =========   =========

Basic earnings per share:
    Income before extraordinary item ............   $    1.25   $    1.09   $     .90
    Extraordinary item ..........................        --          --          (.08)
                                                    ---------   ---------   ---------

    Net income ..................................   $    1.25   $    1.09   $     .82
                                                    =========   =========   =========

    Weighted average number of shares outstanding      12,094      12,093      12,093
                                                    =========   =========   =========

Diluted earnings per share:
    Income before extraordinary item ............   $    1.23   $    1.09   $     .90
    Extraordinary item ..........................        --          --          (.08)
                                                    ---------   ---------   ---------

    Net income ..................................   $    1.23   $    1.09   $     .82
                                                    =========   =========   =========

    Weighted average number of shares outstanding      12,255      12,139      12,135
                                                    =========   =========   =========



See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Year ended December 31,
                                                          1997          1996        1995
                                                       ---------    ---------    ---------


Operating activities
Net income .........................................   $  15,069    $  13,173    $   9,881
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Extraordinary charge .......................        --           --            980
        Depreciation ...............................       8,624        8,081        6,592
        Amortization ...............................       2,501        2,503        2,341
        Interest and financing costs ...............         540          727          997
        Deferred income taxes ......................       1,834          273        1,446
        Retiree health and insurance benefits ......         674          684          858
        Pension and other ..........................      (2,023)         254          301
        Changes in operating assets and
        liabilities net of effects of acquisitions:
            Trade receivables ......................      (7,685)      (1,213)      (3,210)
            Inventories ............................      (3,619)        (171)      (3,445)
            Income taxes receivable ................        (896)        --           --
            Prepaid expenses .......................         423         (119)        (244)
            Accounts payable .......................       1,492          666         (889)
            Accrued and other expenses .............         (70)         998        2,061
            Income taxes payable ...................      (4,827)        (343)         539
                                                       ---------    ---------    ---------

Net cash provided by operating activities ..........      12,037       25,513       18,208

Investing activities
Capital expenditures (net of disposals of $84
   in 1997, $74 in 1996 and $268 in 1995) ..........     (13,714)     (11,269)     (12,109)
Acquisitions, net of cash acquired .................     (10,300)     (16,673)      (7,704)
Deferred loan costs and other ......................          (3)          62       (4,452)
                                                       ---------    ---------    ---------

Net cash used in investing activities ..............     (24,017)     (27,880)     (24,265)

Financing activities
Repayment of long-term obligations .................        (553)     (11,225)    (118,269)
Proceeds from borrowings ...........................      11,943       13,424      125,795
Proceeds from exercise of stock options ............          45         --           --
                                                       ---------    ---------    ---------

Net cash provided from financing activities ........      11,435        2,199        7,526
                                                       ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents        (545)        (168)       1,469
Cash and cash equivalents, beginning of period .....       1,979        2,147          678
                                                       ---------    ---------    ---------

Cash and cash equivalents, end of period ...........   $   1,434    $   1,979    $   2,147
                                                       =========    =========    =========




See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
American Safety Razor Company and its subsidiaries (the "Company") is a leading designer, manufacturer and marketer of high quality store, value and premium-brand consumer products. The Company's principal products consist of shaving razors and blades, bladed hand tools and blades, specialty industrial and medical blades, cotton and foot care products, and custom bar soaps principally sold to the retail and professional trades in the United States and in selected international markets.

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

Principles of Consolidation
The consolidated financial statements include the accounts of American Safety Razor Company and its subsidiaries, all of which are wholly-owned. The consolidated financial statements also include the accounts of The Cotton Division of American White Cross, Inc., ("AWC"), Bond-America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A.I. Blades, Inc. (collectively, "Bond") and Megas Beauty Care, Inc., ("Megas") since their acquisition dates (see Note 13). During March 1996, Megas Beauty Care, Inc., was merged into Absorbent Cotton Company ("ACCO"), which was acquired on March 3, 1995, and ACCO changed its name to Megas Beauty Care, Inc. ("Megas"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 61 percent and 56 percent of inventories for 1997 and 1996, respectively, is determined by the last-in, first-out ("LIFO") method. Cost of the remaining inventories, operating supplies and inventories of foreign and certain domestic subsidiaries, is determined by the first-in, first-out method.

Long-Lived Assets
Property and equipment are stated on the basis of cost. Expenditures for renewals and betterments are capitalized, and expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which are as follows:

        Land improvements                          5-20 years
        Buildings and improvements                15-40 years
        Machinery and equipment                    3-15 years

Intangible assets are stated on the basis of cost. Goodwill is being amortized on a straight-line basis over a forty-year period. The Company periodically reviews its long-lived assets to assess recoverability or impairment based on expectations of undiscounted cash flows and the assets' carrying amount. Any impairment in carrying value would be recognized in operating results if a permanent decline in value were to occur. Noncompete agreements are being amortized using the straight-line method over the terms of the related agreements. Deferred loan costs are amortized using the straight-line method over the term of the related long-term obligations.

Advertising Expenses
Advertising costs are expensed when incurred and approximated $2,318,000 in 1997, $732,000 in 1996, and $1,161,000 in 1995.

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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt obligations and foreign currency forward contracts. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Fair value of debt obligations is based on quoted market prices for the same or similar issues. Fair value of foreign currency forward contracts is based on quoted market prices. The Company periodically hedges certain foreign currency exposures through a hedging program. Gains and losses on these contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged transaction. At December 31, 1997, there were no foreign exchange forward contracts outstanding. At December 31, 1996, there were approximately $2,370,000 of foreign exchange forward contracts outstanding and the carrying values of these contracts approximated their fair values.

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

Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of options, warrants and convertible securities.

The Company adopted FAS 128 effective December 31, 1997. Earnings per share amounts for all periods prior to December 31, 1997, have been restated as required to comply with FAS 128. The difference between the weighted average number of shares outstanding for computing basic earnings per share and diluted earnings per share relates to the Company's employee stock options outstanding which are assumed to be converted for the diluted earnings per share calculation when the average market price of the Company's common stock for the period exceeds the exercise price of the employee stock options which are outstanding.

Statement of Cash Flows
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid income taxes of $13,516,000 in 1997, $8,750,000 in 1996, and $4,296,000 in 1995.
The Company paid  interest of  $11,706,000  in 1997,  $11,123,000  in 1996,  and
$5,610,000 in 1995.

Stock Options
The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company provides additional pro forma disclosures of the fair-value based method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (See Note 10).

New Accounting Standards
In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income." FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, the FASB issued FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." FAS 131 establishes standards for reporting information about operating segments. It also establishes standards for disclosures about products and services, geographic areas, and major customers.

In February 1998, the FASB issued FAS No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." FAS 132 establishes standards for disclosure of pension and postretirement benefit information.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These new standards are effective for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations or financial position, but may impact future financial statement disclosures.


2. INVENTORIES

Inventories consisted of:
                                                         December 31,
                                                      1997         1996
                                                    --------     --------
                                                        (In thousands)

     Raw materials                                  $20,352      $15,463
     Work in process                                  5,596        5,951
     Finished goods                                  23,128       20,289
     Operating supplies                               3,107        2,819
                                                    --------     --------
                                                     52,183       44,522
     Excess of current cost
     over LIFO inventory value                          695          656
                                                    --------     --------
                                                    $51,488      $43,866
                                                    ========     ========

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of:

                                                         December 31,
                                                      1997         1996
                                                    --------     --------
                                                        (In thousands)

     Land and land improvements                     $ 1,872     $  1,817
     Buildings and improvements                       9,959        9,843
     Machinery and equipment                         92,965       73,158
     Construction in progress                         9,853       10,216
                                                    --------     --------
                                                    114,649       95,034
     Less accumulated depreciation                  (41,706)     (34,012)
                                                    --------     --------
                                                    $72,943      $61,022
                                                    ========     ========

4. INTANGIBLE ASSETS

     Intangible assets consisted of:
                                                         December 31,
                                                      1997         1996
                                                    --------     --------
                                                        (In thousands)

     Goodwill                                       $84,396      $83,996
     Noncompete agreements                            2,522        2,422
     Deferred loan costs and other                    4,256        4,250
                                                    -------      -------
                                                     91,174       90,668
     Less accumulated amortization                  (17,938)     (14,935)
                                                    -------      -------
                                                    $73,236      $75,733
                                                    =======      =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LONG-TERM OBLIGATIONS

     Long-term obligations consist of
      the following:
                                                         December 31,
                                                      1997         1996
                                                   ---------    --------
                                                      (In thousands)

     Revolving loans, due August 2000              $ 17,300   $    6,100

     9 7/8% Series B Senior Notes, due
      August 2005                                   100,000      100,000

     9% subordinated note, due June 2000              2,500        2,500

     Other:
     3% Industrial Development Authority
      note, due March 30, 2002                        1,767        2,078
     Other obligations                                2,045        1,503
                                                   ---------    --------
                                                    123,612      112,181
     Less current maturities                          2,107        1,419
                                                   ---------    --------
                                                   $121,505     $110,762
                                                   =========    ========

The Company's revolving credit facility requires payment of an annual commitment fee of .31% on the average daily unborrowed amounts under the facility. Interest is based on the bank's prime rate or the London Interbank offered rate plus 1.25%. The weighted-average interest rate on the Company's outstanding revolving loans was approximately 7.3% at December 31, 1997. Borrowings under this facility mature on August 3, 2000. At December 31, 1997, the Company had approximately $32,000,000 available for future borrowings and letters of credit under its revolving credit facility. The weighted-average interest rate incurred by the Company with respect to its debt obligations, was approximately 9.5% and 9.6% during the years ended December 31, 1997 and 1996, respectively.

The 9 7/8% Series B Senior Notes require semi-annual interest payments on August 1 and February 1 of each year and a principal payment of $100,000,000 on August 1, 2005. The 9 7/8% Series B Senior Notes are guaranteed by certain domestic subsidiaries of the Company.

The 9% subordinated note was issued to the seller in connection with the Megas acquisition and is due in equal installments on June 10, 1999 and June 10, 2000.

The industrial development authority note requires semi-annual payments of $185,000 through September 2001 with a final payment of $435,000 due March 2002. Other obligations include debt obligations of several of the Company's subsidiaries.

Maturities of long-term obligations subsequent to December 31, 1997, approximate $2,107,000 in 1998, $1,710,000 in 1999, $19,016,000 in 2000, $350,000 in 2001,
$429,000 in 2002 and $100,000,000 thereafter.

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

In August 1995, in connection with the repayment of its bank credit agreement and subordinated notes, the Company wrote-off deferred financing costs and paid a prepayment premium in the aggregate amount of approximately $1,634,000. These costs have been presented as an extraordinary charge for early extinguishment of debt of $980,000 (net of a tax benefit) in the results of operations during the year ended December 31, 1995.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. FINANCIAL INSTRUMENTS

At December 31, 1997 and 1996, the carrying value of the Company's financial instruments approximate their fair values except for the 9 7/8% Series B Senior Notes which have a fair value of approximately $108,000,000 and $105,000,000 at December 31, 1997 and 1996, respectively.


7. RETIREMENT PLANS

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

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                             December 31,
                                                          1997          1996
                                                         --------     --------
                                                            (In thousands)
  Actuarial present value of benefit obligation:
       Vested benefit obligation                         $ 79,380     $ 75,123
                                                         ========     ========

       Accumulated benefit obligation                    $ 85,750     $ 81,261
                                                         ========     ========

  Projected benefit obligation                             96,685       91,863
  Plan assets at fair value                               117,777      102,059
                                                          -------      -------

  Projected benefit obligation less than plan assets       21,092       10,196
       Unrecognized net gain                              (18,660)      (9,450)
       Unrecognized prior service cost                        682          865
                                                         --------     --------
  Net pension asset                                      $  3,114     $  1,611
                                                         ========     ========


The significant assumptions used in determining the actuarial present value of the projected benefit obligation were as follows:

                                                             December 31,
                                                      1997      1996     1995
                                                      -----     -----    -----

   Weighted-average discount rates                    7.25%      7.5%     7.5%
   Rates of increases in compensation levels           5.0%      5.0%     5.0%
   Expected long-term rates of return on assets       11.0%     11.0%    11.0%

Effective December 31, 1997, the weighted-average discount rate was decreased to 7.25% which increased the projected benefit obligation by approximately $3,146,000. Effective December 31, 1995, the weighted-average discount rate was decreased to 7.5% which increased the projected benefit obligation by approximately $8,726,000. The net pension asset is comprised of a prepaid pension asset of $4,034,000 in 1997 and $3,560,000 in 1996 and an accrued pension liability of $920,000 in 1997 and $1,949,000 in 1996. Amortization of unrecognized prior service cost is based on the expected future service of active employees expected to receive benefits. The plan assets were primarily invested in listed common stocks, cash equivalents, corporate bonds and U.S. government debt securities.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the components of net periodic pension cost of the defined benefit plans follows:

                                                          December 31,
                                                1997       1996         1995
                                              -------   ---------     --------
                                                        (In thousands)

  Service cost                               $  2,238    $  2,285    $  1,841
  Interest cost                                 6,662       6,309       6,017
  Actual return on plan assets                (20,977)    (14,734)    (17,677)
  Net amortization and deferral                10,670       6,013      10,154
                                             --------    --------    --------
  Net periodic pension (income) cost          $(1,407)   $   (127)   $    335
                                             ========    ========    ========

The Company and certain subsidiaries sponsor defined contribution benefit plans for substantially all U.S. employees. The plans permit employees to contribute up to 15% of their salary to the plan. The Company also makes contributions to the plans which approximated $173,000 in 1997, $159,000 in 1996 and $121,000 in 1995.


8. RETIREE HEALTH AND INSURANCE BENEFITS

The Company sponsors several defined benefit postretirement medical and life insurance plans providing benefits to certain employees who have worked a minimum of five years and attained age 55 while in service with the Company. The Company requires salaried employees retiring after April 1, 1993, to have 20 years of service after age 40 to receive full benefits and has implemented maximum payments for certain of its hourly employees. Salaried employees hired after May 1, 1991, are not eligible to participate in these postretirement benefit plans. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the costs of these medical and life insurance benefit plans as they become due.

The following table presents the plans' accumulated postretirement benefit obligation reconciled with amounts recognized in the Company's consolidated balance sheets:
                                                               December 31,
                                                          1997          1996
                                                         -------      -------
                                                            (In thousands)

  Accumulated postretirement benefit obligation:
       Retirees                                          $11,918      $10,133
       Fully eligible active plan participants             5,096        3,320
       Other active plan participants                      7,801        7,936
                                                         -------      -------
                                                          24,815       21,389
  Unrecognized reduction of prior service cost             1,368        1,854
  Unrecognized net loss                                   (3,217)        (951)
                                                         -------      -------
  Accrued postretirement benefit cost                    $22,966      $22,292
                                                         =======      =======

Effective December 31, 1997, the weighted-average discount rate used in determining the accumulated postretirement benefit obligation was decreased to 7.25% from 7.5% which increased the accumulated postretirement benefit obligation by approximately $594,000. Effective December 31, 1995, the weighted-average discount rate used in determining the accumulated postretirement benefit obligation was decreased to 7.5% from 8.5% in 1994 and the ultimate health care cost trend rate was changed to 5.75% in 2000 from 6.5% in 2000 which increased the accumulated postretirement benefit obligation by approximately $2,330,000.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net periodic postretirement benefit cost includes the following components:

                                                       Year Ended December 31,
                                                  1997        1996        1995
                                                 ------      ------      ------
                                                           (In thousands)

  Service cost                                   $  548      $  617      $  542
  Interest cost                                   1,739       1,533       1,568
  Net amortization and deferral                    (486)       (419)       (486)
                                                 ------      ------      ------
  Net periodic postretirement benefit cost       $1,801      $1,731      $1,624
                                                 ======      ======      ======

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 7.5% for 1998, (8% for 1997) and is assumed to decline gradually to 5.75% for 2000 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $983,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $167,000.


9. TAXES ON INCOME

The provision for taxes on income is comprised of the following:

                                                Year Ended December 31,
                                             1997          1996        1995
                                           -------       -------      ------
                                                     (In thousands)

  Current:
  Federal                                   $6,869        $6,784      $4,972
  State and local                              493           393         476
  Foreign                                      374           975         347
                                           -------       -------     -------
  Total current                              7,736         8,152       5,795
                                           -------       -------     -------

  Deferred:
  Federal                                    1,708           277         944
  State and local                              233            26         530
  Foreign                                     (107)          (30)        (28)
                                           -------       -------     -------
  Total deferred                             1,834           273       1,446
                                           -------       -------     -------
  Total provision for income taxes          $9,570        $8,425      $7,241
                                            ======        ======      ======

The provision for income taxes in 1995 applicable to the extraordinary item consisted of current federal and state income tax benefits of $576,000 and $78,000, respectively. The Company has not provided taxes of approximately $868,000 on the undistributed pre-tax earnings of $10,196,000 of foreign subsidiaries as it is the intent of the Company to support these subsidiaries with such earnings. Income before income taxes and extraordinary item attributable to foreign operations for 1997, 1996 and 1995 was approximately $1,134,000, $2,818,000 and $3,120,000, respectively.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's effective income tax rate varies from the United States statutory rate as follows:

                                                         Year Ended December 31,
                                                         1997     1996    1995
                                                         ----     ----    ----

   United States rate                                     35%      35%     35%
   Foreign taxes in excess of (less than) U.S. rate        -        3      (1)
   State income taxes, net of federal tax benefit          2        4       4
   Goodwill amortization                                   3        3       4
   Interest on tax basis adjustments                       -       11       -
   Employee benefits and other provisions                  -        4       -
   Reduction of valuation allowance                        -      (23)      -
   Other--net                                             (1)       2      (2)
                                                         -----    -----   ----
   Effective income tax rate                              39%      39%     40%
                                                         =====    =====   ====


At December 31, 1997 and 1996, the Company had deferred tax liabilities and assets which have been netted by tax jurisdiction for presentation purposes. The significant components of these amounts at December 31, 1997 and 1996 are as follows:

                                                   December 31,
                                             1997             1996
                                            -------          -------
                                                 (In thousands)
Deferred tax liabilities:
Property and equipment                      $ 7,636          $ 7,352
Employee benefits                             1,967            1,657
Other                                         9,720           14,183
                                            -------          -------
Total deferred tax liabilities               19,323           23,192

Deferred tax assets:
Employee benefits                            10,143           10,135
Selling and promotion costs                     513            1,172
Inventories                                   1,284            1,102
Restructuring costs                             134              669
Net operating loss carryforward                 216               89
Other                                           254              398
                                            -------          -------
Total deferred tax assets                    12,544           13,565
                                            -------          -------
Net deferred tax liabilities                $ 6,779          $ 9,627
                                            =======          =======

The deferred tax liabilities and assets are disclosed in the consolidated balance sheets at December 31, 1997 and 1996 as follows:

                                                   December 31,
                                             1997             1996
                                            -------          -------
                                                 (In thousands)

Noncurrent deferred income tax              $9,582           $13,387
liabilities
Current deferred income tax assets           2,803             3,760
                                            ------           -------
Net deferred tax liabilities                $6,779           $ 9,627
                                            ======           =======

During 1996, management determined, based on the Company's recent history of earnings and its expectations for future earnings, that operating income would more likely than not be sufficient to fully recognize the Company's deferred tax assets. Accordingly, in 1996 the Company reversed its valuation allowance of $5 million relating to its deferred tax assets. Included in the deferred tax liabilities-other are the Company's estimated tax liabilities relating to the ultimate outcome of its current Internal Revenue Service (IRS) examinations and other tax issues. Upon favorable ultimate settlement of these matters, up to approximately $5 million of such estimated tax liabilities would reduce goodwill.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


10. STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan whereby incentive stock options may be granted to directors, officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. The plan provides for the granting of options to purchase up to 750,000 shares of Common Stock. Grants of options for 10,000 shares of Common Stock for each of two new directors issued in June 1993 become exercisable in five equal installments commencing one year from the date of grant. Grants of options issued to key management employees become 40% exercisable two years following the date of grant and the remainder are exercisable over the following three years in equal annual installments. The plan also provides for the granting of stock appreciation rights ("SARs") to officers and key employees with terms of ten years. The terms of the SARs are determined at the time of grant. Upon exercise, holders of SARs are paid, at the option of the Company, cash or Common Stock in an amount equal to the appreciation in market value of such stock between grant date and the exercise date. At December 31, 1997, there were no SARs granted.

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

Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. Significant weighted-average assumptions used in the model for valuing stock options granted during 1997 and 1996 are as follows:

                                                  1997            1996
                                                  ----            ----

Risk-free interest rate                           6.9%            6.6%
Expected life of the option                  7.9 years       8.0 years
Expected volatility of stock                      .268            .261
Expected dividend yield                             0%              0%

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows (in thousands, except for earnings per share data):

                                                1997            1996
                                                ----            ----
Net income
      As reported                            $15,069         $13,173
      Pro forma                               14,608          12,955

Earnings per share
      As reported
        Basic                                  $1.25           $1.09
        Diluted                                 1.23            1.09
      Pro forma
        Basic                                   1.21            1.07
        Diluted                                 1.19            1.07

Stock options granted during 1997 and 1996 (net of forfeitures and including stock options issued prior to 1996 which were repriced on February 22, 1996), aggregated 121,500 and 365,900 shares, respectively, and their weighted-average estimated fair value at the date of grant is $7.47 and $4.54 per share, respectively.

Stock option plan activity is summarized below:

                                           Exercise Price Per Share
                                 Number of                         Weighted
                                 Shares           Range             Average
                                 --------    --------------          ------

Outstanding at 12-31-94           222,000    $         8.63          $ 8.63
Cancelled in 1995                  (6,000)             8.63            8.63
                                 --------    --------------          ------
Outstanding at 12-31-95           216,000              8.63            8.63
Granted in 1996                   154,000        8.63-11.00           10.84
Cancelled in 1996                  (2,500)             8.63            8.63
                                 --------    --------------          ------
Outstanding at 12-31-96           367,500        8.63-11.00            9.56
Granted in 1997                   121,500             15.38           15.38
Exercised in 1997                  (5,200)             8.63            8.63
Cancelled in 1997                  (1,600)       8.63-11.00           10.11
                                 --------     -------------          ------
Outstanding at 12-31-97           482,200      $8.63-$15.38          $11.03
                                  =======      ============          ======

Stock options outstanding at December 31, 1997, aggregated 482,200 shares and have a weighted-average remaining contractual life of 7.9 years and a weighted-average exercise price of $11.03 per share. Stock options exercisable at December 31, 1997, 1996 and 1995 totaled 142,460, 103,400 and 35,800 shares, respectively. Stock options exercisable at December 31, 1997, have a weighted-average exercise price of $8.63 per share. Stock options reserved for future grant at December 31, 1997 and 1996 totaled 262,600 and 132,500 shares, respectively.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in the components of stockholders' equity are as follows:

                                                    Common Stock
                                       ----------------------------------                   Foreign
                                                        Par    Additional                   Currency
                                            Shares     Value    Capital        Deficit      Translation   Total
                                       -------------  ------   ----------    ---------      ----------- --------
                                                     (In thousands, except share data)

Balance at December 31, 1994              12,092,849    $121      $65,756     $(43,768)      $  (970)    $21,139
     Foreign currency translation                  -       -            -            -          (122)       (122)
     Net income                                    -       -            -        9,881             -       9,881
                                       -------------  ------   ----------    ---------      --------    --------
Balance at December 31, 1995              12,092,849     121       65,756      (33,887)       (1,092)     30,898
     Foreign currency translation                  -       -            -            -           452         452
     Net income                                    -       -            -       13,173             -      13,173
                                       -------------  ------   ----------    ---------      --------     -------
Balance at December 31, 1996              12,092,849     121       65,756      (20,714)         (640)     44,523
     Exercise of stock options                 5,200       -           45            -             -          45
     Foreign currency translation                  -       -            -            -          (198)       (198)
     Net income                                    -       -            -       15,069             -      15,069
                                      --------------  ------   ----------      -------       -------    --------
Balance at December 31, 1997              12,098,049    $121      $65,801      $(5,645)        $(838)    $59,439
                                      ==============  ======   ==========      =======       =======    ========


11. SEGMENT INFORMATION

The Company's products are reported in three industry segments which consist of Razors and Blades, Cotton and Foot Care and Custom Bar Soap. The razors and blades segment includes store-brand and value-brand shaving razors and blades, and value-brand disposable and cartridge razors, bladed hand tools and blades, and specialty industrial and medical blades. The cotton and foot care segment includes cotton swabs, cotton balls and puffs, cosmetic pads, tissues, pharmaceutical and beauty coil, and foot care products. The custom bar soap segment includes cosmetic/skin care, bath, pharmaceutical and specialty custom bar soaps.

                                                                  Industry Segments
                                                                  -----------------
                                         Net Sales                Operating Income                Year-End Assets
                                         ---------                ----------------                ---------------
                                  1997       1996    1995      1997     1996     1995          1997     1996     1995
                                --------   ------- --------  -------- -------- --------      -------- -------- --------
                                                                  (In thousands)

Razors and Blades               $182,615  $171,611 $152,036   $26,506  $26,474  $24,111      $178,331 $167,468 $143,367
Cotton and Foot Care              80,350    55,856   48,708     6,278    4,074    3,007        49,366   36,126   37,714
Custom Bar Soap                   33,642    33,169   29,709     4,125    2,769    1,566        26,384   26,403   27,182
                               --------- --------- --------  -------- --------  --------     -------- -------- --------
                                $296,607  $260,636 $230,453    36,909   33,317   28,684      $254,081 $229,997 $208,263
                                ========  ======== ========                                  ======== ======== ========


Interest expense                                               12,270   11,719   10,582
                                                              -------  -------  -------
Income before income taxes and
  extraordinary item                                          $24,639  $21,598  $18,102
                                                              =======  =======  =======

                                                                 Capital Expenditures        Depreciation and Amortization
                                                             ------------------------------  -----------------------------
                                                               1997     1996     1995          1997     1996     1995
                                                             -------- -------- --------      -------- -------- --------

Razors and Blades                                             $11,064  $ 9,372  $10,110       $ 7,415  $ 7,503   $6,079
Cotton and Foot Care                                            1,777      972      856         2,625    1,985    1,901
Custom Bar Soap                                                   957      999    1,411         1,085    1,096      953
                                                             -------- -------- --------      --------  -------  -------
                                                              $13,798  $11,343  $12,377       $11,125  $10,584   $8,933
                                                              =======  =======  =======       =======  =======   ======

Summarized data for the Company's foreign operations (principally in Canada, the United Kingdom, Europe, Israel, Asia Pacific and the Caribbean) are as follows:

                                      1997         1996          1995
                                    --------     --------      ---------
                                              (In thousands)

          Net sales                  $47,169      $41,948       $32,299
          Operating income             1,817        3,335         3,261
          Year-end assets             34,850       32,913        16,499

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Export sales from the Company's United States operations aggregated $6,798,000 in 1997, $4,816,000 in 1996 and $4,705,000 in 1995. Sales to one of the
Company's customers in 1997 amounted to approximately 10% of consolidated net sales.


12. COMMITMENTS, CONTINGENCIES AND OTHER

The Company leases buildings, office space and equipment under operating lease agreements which expire on various dates through 2013. Certain leases contain renewal or purchase options which may be exercised by the Company. Rent for leases amounted to approximately $3,033,000 in 1997, $2,697,000 in 1996 and $2,199,000 in 1995. Future minimum rental commitments under all noncancellable operating leases at December 31, 1997 approximate $3,413,000 in 1998, $3,059,000 in 1999, $2,619,000 in 2000, $2,391,000 in 2001 and $2,159,000 in 2002.

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

During May 1994, American Medical Manufacturing, Inc. ("AMMI") sued the Company based on a group of claims involving the failure by the Company to fulfill an alleged nationwide distribution agreement relating to AMMI's products. The Company denied the existence of any such agreement. In January 1995, the Company won a motion for summary judgement on certain of the claims and filed an appeal to dismiss the remaining claims which was denied. The case was settled in June 1995, for $947,000 ($568,000 after taxes), including legal fees. These litigation settlement expenses have been reflected in the statement of income for the year ended December 31, 1995.

At December 31, 1997 and 1996, outstanding checks less amounts on deposit amounted to $1,690,000 and $1,051,000, respectively, which is included in accounts payable in the accompanying consolidated balance sheets. In addition, at December 31, 1997 and 1996, accrued health insurance claims amounted to $600,000, which is included in accrued expenses in the accompanying consolidated balance sheets.

In connection with the Company's restructuring of Ardell, at December 31, 1997 and 1996, the unexpended costs amounted to $357,000 and $1,782,000, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.


13. ACQUISITIONS

On April 22, 1997, the Company purchased certain assets of The Cotton Division of American White Cross, Inc. ("AWC") for net consideration of approximately $10,300,000, including acquisition related expenses. AWC is a manufacturer and distributor of store-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. The acquisition was financed by borrowings of $9,800,000 under the Company's revolving credit facility and has been accounted for under the purchase method of accounting.

On March 29,  1996,  the  Company  purchased  certain  assets  of  Israel  based
Bond-America Israel Blades, Ltd., and its wholly-owned U.S. subsidiary, A.I. Blades, Inc. (collectively, "Bond") for net consideration of approximately $16,673,000, net of cash, including acquisition related expenses. Bond is engaged in the manufacture and distribution of store-brand and value-brand shaving razors and blades. The acquisition was financed by borrowings of $12,718,000 under the Company's revolving credit facility and internally generated funds and has been accounted for under the purchase method of accounting. Goodwill of $2,786,000 is being amortized on a straight-line basis over a forty-year period.

On March 3, 1995, the Company purchased all of the capital stock of Sterile Products Corporation, d.b.a. Absorbent Cotton Company ("ACCO") for net consideration of approximately $10,400,000 including assumed debt, net of cash, and acquisition related expenses. ACCO is a manufacturer and distributor of store-brand and value-brand cotton squares, cotton balls and puffs, and pharmaceutical coil. The acquisition was financed by borrowings of $8,800,000 under the Company's revolving credit facility and has been accounted for under the purchase method of accounting. Goodwill of $2,746,000 is being amortized on a straight-line basis over a forty-year period and two noncompete agreements aggregating $422,000 with the former owners are being amortized using the straight-line method over the terms of the agreements which expire in December 2005 and August 2007.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


AWC's, Bond's and ACCO's results of operations have been included in the consolidated statement of income since their date of acquisition.

Pro forma results of operations for the years ended December 31, 1997 and 1996, as if the AWC and Bond acquisitions occurred as of the beginning of the respective periods, are not presented as the effects are not material.


14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $100,000,000 of Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents:

     (1) Condensed consolidating financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, of American Safety Razor Company - the parent company, the guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis, and

     (2) The investment in subsidiaries carried on the cost basis for purposes of the supplemental financial information. Earnings (losses) of subsidiaries are therefore not reflected in the related investment accounts.

During 1997, Ardell Industries, Inc., a non-guarantor subsidiary, was merged into American Safety Razor Company - the parent company.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                              Condensed Consolidating Balance Sheets

                                                         December 31, 1997

                                                                                    Non-
                                                                     Guarantor      guarantor
                                                          ASR        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                       ---------     ------------   ------------   ------------   ------------
                                                                                 (In thousands)

Assets
Current assets:
     Cash and cash equivalents .....................     $     356      $     433      $     637      $       8      $   1,434
     Trade receivables, net ........................        20,172         13,283         11,822           --           45,277
     Advances receivable--subsidiaries .............        33,608           --            4,299        (37,907)          --
     Inventories ...................................        29,106         12,603         10,724           (945)        51,488
     Income taxes and prepaid expenses .............         5,730           (982)           361           --            5,109
                                                         ---------      ---------      ---------      ---------      ---------

          Total current assets .....................        88,972         25,337         27,843        (38,844)       103,308

Property and equipment, net ........................        39,836         23,135          9,972           --           72,943
Intangible assets, net .............................        51,205         21,585            446           --           73,236
Prepaid pension cost and other .....................           297          4,277             20           --            4,594
Investment in subsidiaries .........................        39,026           --              900        (39,926)          --
                                                         ---------      ---------      ---------      ---------      ---------

          Total assets .............................     $ 219,336      $  74,334      $  39,181      $ (78,770)     $ 254,081
                                                         =========      =========      =========      =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, accrued expenses
       and other ...................................     $  19,540      $  13,346      $   3,576      $       3      $  36,465
     Advances payable--subsidiaries ................          --           37,851           --          (37,851)          --
     Current maturities of long-term obligations ...         1,020            138            949           --            2,107
                                                         ---------      ---------      ---------      ---------      ---------

          Total current liabilities ................        20,560         51,335          4,525        (37,848)        38,572

Long-term obligations ..............................       118,748          2,757           --             --          121,505
Retiree health and insurance benefits and other ....        14,988          9,995           --             --           24,983
Deferred income taxes ..............................         7,035          2,492             55           --            9,582
                                                         ---------      ---------      ---------      ---------      ---------

          Total liabilities ........................       161,331         66,579          4,580        (37,848)       194,642
                                                         ---------      ---------      ---------      ---------      ---------

Stockholders' equity
     Common Stock ..................................           121            485             85           (570)           121
     Additional capital ............................        65,801         15,662         23,694        (39,356)        65,801
     Deficit .......................................       (10,407)        (8,392)        14,147           (993)        (5,645)
     Dividends .....................................         2,452           --           (2,452)          --             --
     Foreign currency translation ..................            38           --             (873)            (3)          (838)
                                                         ---------      ---------      ---------      ---------      ---------
                                                            58,005          7,755         34,601        (40,922)        59,439
                                                         ---------      ---------      ---------      ---------      ---------
          Total liabilities and stockholders' equity     $ 219,336      $  74,334      $  39,181      $ (78,770)     $ 254,081
                                                         =========      =========      =========      =========      =========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Condensed Consolidating Balance Sheets

                                                         December 31, 1996

                                                                                    Non-
                                                                     Guarantor      guarantor
                                                          ASR        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                       ---------     ------------   ------------   ------------   ------------
                                                                                 (In thousands)
Assets
Current assets:
     Cash and cash equivalents .....................     $     201      $      12      $   1,766      $    --        $   1,979
     Trade receivables, net ........................        13,923         10,691         13,290           --           37,904
     Advances receivable--subsidiaries .............        49,343           --             --          (49,343)          --
     Inventories ...................................        24,030          8,954         11,371           (489)        43,866
     Deferred income taxes and prepaid expenses ....         4,224            851            518           --            5,593
                                                         ---------      ---------      ---------      ---------      ---------

          Total current assets .....................        91,721         20,508         26,945        (49,832)        89,342

Property and equipment, net ........................        35,995         15,707          9,320           --           61,022
Intangible assets, net .............................        52,760         22,472            501           --           75,733
Prepaid pension cost and other .....................            73          3,806             21           --            3,900
Investment in subsidiaries .........................        29,581           --              900        (30,481)          --
                                                         ---------      ---------      ---------      ---------      ---------

          Total assets .............................     $ 210,130      $  62,493      $  37,687      $ (80,313)     $ 229,997
                                                         =========      =========      =========      =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, accrued expenses
       and other ...................................     $  20,299      $   8,470      $   5,462      $    --        $  34,231
     Advances payable--subsidiaries ................          --           34,103         15,206        (49,309)          --
     Current maturities of long-term obligations ...         1,011            202            206           --            1,419
                                                         ---------      ---------      ---------      ---------      ---------

          Total current liabilities ................        21,310         42,775         20,874        (49,309)        35,650

Long-term obligations ..............................       107,867          2,895           --             --          110,762
Retiree health and insurance benefits and other ....        15,515         10,160           --             --           25,675
Deferred income taxes ..............................        10,956          2,431           --             --           13,387
                                                         ---------      ---------      ---------      ---------      ---------

          Total liabilities ........................       155,648         58,261         20,874        (49,309)       185,474
                                                         ---------      ---------      ---------      ---------      ---------

Stockholders' equity
     Common Stock ..................................           121            484             77           (561)           121
     Additional capital ............................        65,756         15,662         14,257        (29,919)        65,756
     Deficit .......................................       (13,496)       (11,914)         5,217           (521)       (20,714)
     Dividends .....................................         2,063           --           (2,063)          --             --
     Foreign currency translation ..................            38           --             (675)            (3)          (640)
                                                         ---------      ---------      ---------      ---------      ---------
                                                            54,482          4,232         16,813        (31,004)        44,523
                                                         ---------      ---------      ---------      ---------      ---------
          Total liabilities and stockholders' equity     $ 210,130      $  62,493      $  37,687      $ (80,313)     $ 229,997
                                                         =========      =========      =========      =========      =========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              Condensed Consolidating Statements of Income
                                                       Year Ended December 31, 1997


                                                                              Non-
                                                               Guarantor      guarantor
                                                    ASR        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 ---------     ------------   ------------   ------------   ------------
                                                                                 (In thousands)

Net sales ..................................     $152,784      $114,365       $ 48,467        $(19,009)      $296,607
Cost of sales ..............................       87,037        91,503         36,988         (18,537)       196,991
                                                 --------      --------       --------        --------       --------

Gross profit ...............................       65,747        22,862         11,479            (472)        99,616

Selling, general and administrative expenses       37,853        12,269         10,084            --           60,206
Amortization of intangible assets ..........        1,456           990             55            --            2,501
                                                 --------      --------       --------        --------       --------

Operating income ...........................       26,438         9,603          1,340            (472)        36,909

Interest expense ...........................        9,387         3,923         (1,040)           --           12,270
                                                 --------      --------       --------        --------       --------
Income (loss) before income taxes ..........       17,051         5,680          2,380            (472)        24,639
Income taxes ...............................        6,390         2,158          1,022            --            9,570
                                                 --------      --------       --------        --------       --------

Net income (loss) ..........................     $ 10,661      $  3,522       $  1,358        $   (472)      $ 15,069
                                                 ========      ========       ========        ========       ========


                                              Condensed Consolidating Statements of Income
                                                       Year Ended December 31, 1996



                                                                              Non-
                                                               Guarantor      guarantor
                                                    ASR        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 ---------     ------------   ------------   ------------   ------------
                                                                                 (In thousands)

Net sales ..................................      $138,685      $ 89,025         $ 52,710       $(19,784)      $260,636
Cost of sales ..............................        79,920        70,313           39,309        (19,593)       169,949
                                                  --------      --------         --------       --------       --------

Gross profit ...............................        58,765        18,712           13,401           (191)        90,687

Selling, general and administrative expenses        33,153        11,447           10,267           --           54,867
Amortization of intangible assets ..........         1,481           980               42           --            2,503
                                                  --------      --------         --------       --------       --------

Operating income ...........................        24,131         6,285            3,092           (191)        33,317

Interest expense ...........................         8,477         3,622             (380)          --           11,719
                                                  --------      --------         --------       --------       --------
Income (loss) before income taxes ..........        15,654         2,663            3,472           (191)        21,598
Income taxes ...............................         6,089         1,105            1,231           --            8,425
                                                  --------      --------         --------       --------       --------

Net income (loss) ..........................      $  9,565      $  1,558         $  2,241       $   (191)      $ 13,173
                                                  ========      ========         ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                              Condensed Consolidating Statements of Income
                                                       Year Ended December 31, 1995


                                                                                        Non-
                                                                        Guarantor       guarantor
                                                              ASR       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                           ---------    ------------    ------------    ------------   ------------
                                                                                 (In thousands)

Net sales ...........................................      $ 126,275       $  78,418       $  40,215       $ (14,455)     $ 230,453
Cost of sales .......................................         72,425          63,229          28,816         (14,476)       149,994
                                                           ---------       ---------       ---------       ---------      ---------

Gross profit ........................................         53,850          15,189          11,399              21         80,459

Selling, general and administrative expenses ........         30,176           9,999           8,255              57         48,487
Amortization of intangible assets ...................          1,399             942            --              --            2,341
Litigation settlement expense .......................            947            --              --              --              947
                                                           ---------       ---------       ---------       ---------      ---------

Operating income ....................................         21,328           4,248           3,144             (36)        28,684

Interest expense ....................................          7,166           3,981            (565)           --           10,582
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) before income taxes
   and extraordinary item ...........................         14,162             267           3,709             (36)        18,102
Income taxes ........................................          6,340             321             601             (21)         7,241
                                                           ---------       ---------       ---------       ---------      ---------
Income (loss) before extraordinary item .............          7,822             (54)          3,108             (15)        10,861
Extraordinary item, net of income tax benefit of $654           (980)           --              --              --             (980)
                                                           ---------       ---------       ---------       ---------      ---------

Net income (loss) ...................................      $   6,842       $     (54)      $   3,108       $     (15)     $   9,881
                                                           =========       =========       =========       =========      =========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Condensed Consolidating Statements of Cash Flows

                                                          Year Ended December 31, 1997


                                                                          Non-
                                                           Guarantor      guarantor
                                                ASR        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             ---------     ------------   ------------   ------------   ------------
                                                                          (In thousands)


Operating activities
Net cash (used in) provided by
 operating activities ..................      $   (588)      $  9,941       $  2,697       $    (13)      $ 12,037
Investing activities
Capital expenditures ...................        (8,115)        (2,724)        (2,875)          --          (13,714)
Purchase of AWC, net of cash acquired ..          --          (10,300)          --             --          (10,300)
Other ..................................          --               (3)          --             --               (3)
Investment in subsidiaries .............        (9,445)          --            9,445           --             --
Advances from (to) subsidiaries ........         6,979           --             --           (6,979)          --
                                              --------       --------       --------       --------       --------

     Net cash (used in) provided from
      investing activities .............       (10,581)       (13,027)         6,570         (6,979)       (24,017)

Financing activities
Repayment of long-term obligations .....          (310)          (243)          --             --             (553)
Proceeds from borrowings ...............        11,200           --              743           --           11,943
Proceeds for exercise of stock options .            45           --             --             --               45
Advances from (to) subsidiaries ........          --            3,750        (10,750)         7,000           --
Dividends ..............................           389           --             (389)          --             --
                                              --------       --------       --------       --------       --------

     Net cash provided from (used in)
      financing activities .............        11,324          3,507        (10,396)         7,000         11,435
                                              --------       --------       --------       --------       --------

Net increase (decrease) in cash and cash
   equivalents .........................           155            421         (1,129)             8           (545)
Cash and cash equivalents, beginning of
  period ...............................           201             12          1,766           --            1,979
                                              --------       --------       --------       --------       --------
     Cash and cash equivalents, end of
        period .........................      $    356       $    433       $    637       $      8       $  1,434
                                              ========       ========       ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                              Condensed Consolidating Statements of Cash Flows

                                                          Year Ended December 31, 1996



                                                                                 Non-
                                                                  Guarantor      guarantor
                                                       ASR        Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                    ---------     ------------   ------------   ------------   ------------
                                                                                  (In thousands)

Operating activities
Net cash provided by operating activities .....      $ 16,109       $  7,822       $  1,580       $      2       $ 25,513

Investing activities
Capital expenditures ..........................        (8,711)        (1,912)          (646)          --          (11,269)
Purchase of Bond, net of cash acquired ........       (16,673)          --             --             --          (16,673)
Other .........................................            62           --             --             --               62
Investment in subsidiaries ....................        (2,301)          --             --            2,301           --
Advances from (to) subsidiaries ...............         7,037           --             --           (7,037)          --
                                                     --------       --------       --------       --------       --------

     Net cash used in investing activities ....       (20,586)        (1,912)          (646)        (4,736)       (27,880)

Financing activities
Repayment of long-term obligations ............       (10,949)          (276)          --             --          (11,225)
Proceeds from borrowings ......................        13,218           --              206           --           13,424
Advances from (to) subsidiaries ...............          --           (5,672)           938          4,734           --
Dividends .....................................         2,063           --           (2,063)          --             --
                                                     --------       --------       --------       --------       --------

     Net cash provided from (used in) financing
      activities ..............................         4,332         (5,948)          (919)         4,734          2,199
                                                     --------       --------       --------       --------       --------

Net increase (decrease) in cash and cash
   equivalents ................................          (145)           (38)            15           --             (168)
Cash and cash equivalents, beginning of
  period ......................................           346             50          1,751           --            2,147
                                                     --------       --------       --------       --------       --------
     Cash and cash equivalents, end of
        period ................................      $    201       $     12       $  1,766       $   --         $  1,979
                                                     ========       ========       ========       ========       ========


                                       43

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Condensed Consolidating Statements of Cash Flows

                                                          Year Ended December 31, 1995


                                                                           Non-
                                                            Guarantor      guarantor
                                                 ASR        Subsidiaries   Subsidiaries     Eliminations   Consolidated
                                              ---------     ------------   ------------     ------------   ------------
                                                                          (In thousands)
Operating activities
Net cash provided by (used in) operating
   activities ..........................      $  18,041       $  (1,154)      $   1,359       $     (38)      $  18,208

Investing activities
Capital expenditures ...................         (9,721)         (2,000)           (388)           --           (12,109)
Purchase of ACCO, net of cash acquired .         (7,704)           --              --              --            (7,704)
Other ..................................         (4,452)           --              --              --            (4,452)
Investment in subsidiaries .............        (11,295)           --              (900)         12,195            --
Advances from (to) subsidiaries ........          6,101            --              --            (6,101)           --
                                              ---------       ---------       ---------       ---------       ---------

     Net cash (used in) provided from
      investing activities .............        (27,071)         (2,000)         (1,288)          6,094         (24,265)

Financing activities
Repayment of long-term obligations .....       (116,837)         (1,432)           --              --          (118,269)
Proceeds from borrowings ...............        125,795            --              --              --           125,795
Advances from (to) subsidiaries ........           --             4,633           1,423          (6,056)           --
                                              ---------       ---------       ---------       ---------       ---------

     Net cash provided from (used in)
      financing activities .............          8,958           3,201           1,423          (6,056)          7,526
                                              ---------       ---------       ---------       ---------       ---------

Net increase (decrease) in cash and cash
   equivalents .........................            (72)             47           1,494            --             1,469
Cash and cash equivalents, beginning of
  period ...............................            418               3             257            --               678
                                              ---------       ---------       ---------       ---------       ---------
     Cash and cash equivalents, end of
        period .........................      $     346       $      50       $   1,751       $    --         $   2,147
                                              =========       =========       =========       =========       =========

                        Report of Independent Accountants






Stockholders and Board of Directors
American Safety Razor Company


We have audited the accompanying consolidated balance sheets of American Safety Razor Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Safety Razor Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.




                                               Coopers and Lybrand L.L.P.



Richmond, Virginia
February 4, 1998


                                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    AMERICAN SAFETY RAZOR COMPANY

                                                           (IN THOUSANDS)


                                                                                  Additions
                                                                             --------------------
                                                                Balance      Charged to   Charged                      Balance
                                                                Beginning    Costs and    to Other                     End of
Description                                                     of Period    Expenses     Accounts     Deductions      Period
-----------                                                     ---------    --------     --------     ----------      -------

Year ended 12-31-97

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts ................      $ 1,252      $   595      $  --          $   484 (2)   $ 1,363
          Allowance for discounts and other deductions ...        1,306        4,820         --            4,028 (3)     2,098
                                                                -------      -------       -------       -------       -------
                                                                $ 2,558      $ 5,415       $  --         $ 4,512       $ 3,461
                                                                =======      =======       =======       =======       =======

Year ended 12-31-96

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts ................      $ 1,026      $   593      $     3 (1)    $   370 (2)   $ 1,252
          Allowance for discounts and other deductions ...          986        3,223           32 (1)      2,935 (3)     1,306
                                                                -------      -------       -------       -------       -------
                                                                $ 2,012      $ 3,816       $    35       $ 3,305       $ 2,558
                                                                =======      =======       =======       =======       =======

Year ended 12-31-95

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts ................      $   794      $   594      $    71 (1)    $   433 (2)   $ 1,026
          Allowance for discounts and other deductions ...          633        3,534          235 (1)      3,416 (3)       986
                                                                -------      -------       -------       -------       -------
                                                                $ 1,427      $ 4,128       $   306       $ 3,849       $ 2,012
                                                                =======      =======       =======       =======       =======


(1) Allowance  balance of subsidiary at  acquisition  date
(2) Accounts  written off, net of recoveries
(3) Discounts taken by customer




                                                          INDEX TO EXHIBITS
                                                                                                                 Sequentially
Exhibit                                                                                                            Numbered
Number          Description                                                                                          Page
-------         -----------                                                                                      ------------

2.1             Stock Sale and Purchase Agreement for the Registrant, dated April 12, 1989, by, between, and among J. Gray Ferguson, Arthur J. Gajarsa, Joseph F. Hackett
                  and William L. Robbins, III, the Registrant and ASR Acquisition Corp. (1)...............              **

2.2             Agreement for Purchase and Sale of Stock, dated April 17, 1989, by and among
                  Howard E. Strauss, Bert Ghavami, and Ardell Acquisition Corp.(1)........................              **

2.3             Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated April
                  28, 1989, by and among Howard E. Strauss, Bert Ghavami, and Ardell
                  Acquisition Corp........................................................................              **

2.4             Agreement for Purchase and Sale of Stock of Megas Beauty Care, Inc. dated
                  May 16, 1994 between Megas Holdings, Inc. and Robert Bender (1).........................             ***

2.5             Stock Purchase Agreement dated February 7, 1995, by and among Sterile Products
                  Holdings, Inc. and C. C. (Jack) Van Noy, George P. Goemans, Tamalpais
                  Capital, and Newtek Venture (1).........................................................            ****

2.6             Asset Purchase Agreement, dated as of March 6, 1996, by and among
                MLO Razor Company (1996) Ltd. ("Purchaser"), and Bond-America
                Israel Blades Ltd. ("Seller"), Nostrum Establishment and Kaftor
                VePerach Ltd., the stockholders of Seller (individually each an
                "Owner" and collectively, the "Owners") and Robert Mandel, Daniel
                Mandel, Alfred Mernone, Shulamit Weiman, Noam Weiman, Efrat
                Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner"
                and collectively the "Beneficial Owners" and together with the
                Owners, the "Stockholders"). (1)..........................................................         *******

2.7             Amendment No. 1 to Asset Purchase Agreement (the "Amendment"),
                dated as of March 25, 1996, by and among Bond Blades International
                Ltd. (formerly known as MLO Razor Company (1996) Ltd.), ("Purchaser"), and Bond-America Israel Blades Ltd., ("Seller"), Nostrum Establishment
                and Kaftor VePerach Ltd., the stockholders of Seller (individually each an "Owner" and collectively, the "Owners") and Robert Mandel,
                Daniel Mandel, Alfred Mernone, Shulamit Weiman, Noam Weiman, Efrat
                Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner"
                and collectively the "Beneficial Owners" and together with the
                Owners, the "Stockholders")...............................................................         *******

2.8             Asset Purchase Agreement, dated as of March 6, 1996, by and among
                American Safety Razor Company ("Purchaser"), and A.I. Blades, Inc.
                ("Seller") and Bond-America Israel Blades, Ltd., the sole stockholder of Seller ("Bond"), Nostrum Establishment and Kaftor VePerach Ltd.,
                Robert Mandel, Daniel Mandel, Alfred Mernone, Shulmait Weiman,
                Noam Weiman, Efrat Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner" and collectively the "Beneficial Owners" and
                together with Bond, the "Stockholders").  (1).............................................         *******






                                                                                                                Sequentially
Exhibit                                                                                                            Numbered
Number          Description                                                                                          Page
-------         -----------                                                                                      ------------

2.9             Amendment No. 1 to Asset Purchase Agreement (the "Amendment"),
                dated as of March 25, 1996, by and among American Safety Razor
                Company ("Purchaser"), and A.I. Blades, Inc. ("Seller") and
                Bond-America Israel Blades Ltd., the sole stockholder of Seller
                ("Bond"), Nostrum Establishment and Kaftor VePerach Ltd.,
                Robert Mandel, Daniel Mandel, Alfred Mernone, Shulamit Weiman,
                Noam Weiman, Efrat Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner" and collectively the "Beneficial Owners" and
                together with Bond, the "Stockholders")...................................................         *******

3.1             Amended and Restated Certificate of Incorporation of the Registrant.......................               *

3.2             Amended and Restated By-laws of the Registrant............................................               *

4.1             Specimen of Stock Certificate.............................................................              **

4.2             Recapitalization Agreement, dated May 24, 1993, among the Registrant and its
                  Stockholders............................................................................               *

4.3             Subscription Agreement, dated April 28, 1989, by and among the Registrant, JZCC
                  and Allsop..............................................................................              **

4.4             Registration Rights Agreement, dated as of August 3, 1995, among the Registrant,
                  the Guarantors and the Initial Purchasers, relating to the Senior Notes.................          ******

4.5             Indenture governing the Senior Notes, dated as of August 3, 1995, by and among
                  the Registrant, the Guarantors and the Trustees.........................................           *****

4.6             Preferred Stock Exchange Agreement, dated June 14, 1993, among the Registrant and
                  the holders of Preferred Stock..........................................................               *

4.7             Common Stock Conversion Agreement, dated May 24, 1993, among the Registrant and
                  the holders of Common Stock.............................................................               *

4.8             Stockholders Agreement, dated April 14, 1989, between the Registrant and its
                  Stockholders............................................................................              **

4.9             First Amendment to the Stockholders Agreement, dated April 28, 1989, between the
                  Registrant and its Stockholders.........................................................              **

4.10            Second Amendment to the Stockholders Agreement, dated December 29, 1992, between
                  the Registrant and its Stockholders ....................................................              **

4.11            Third Amendment to the Stockholders Agreement, dated June 15, 1993, among the
                  Registrant and certain of its Stockholders..............................................               *

4.12            $2,500,000 Subordinated Secured Note, due June 10, 2000, executed by Megas
                  Holdings, Inc. in favor of Robert Bender................................................             ***

4.13            Junior Security Agreement, dated June 10, 1994, by Megas Beauty Care, Inc. (formerly
                  Megas Holdings, Inc.) in favor of Robert Bender.........................................            ****

4.14            Multicurrency Credit Agreement, dated as of August 3, 1995, among the Registrant, the
                  Guarantors and First National Bank of Chicago, as agent, including exhibits.............           *****






                                                                                                                Sequentially
Exhibit                                                                                                            Numbered
Number          Description                                                                                          Page
-------         -----------                                                                                      ------------

4.15            Guarantees of the Guarantors pursuant to the Multicurrency Credit Agreement...............          ******

4.16            Security Agreement, dated August 3, 1995, between the Registrant and First National
                  Bank of Chicago, as agent, including schedules..........................................          ******

4.17            Guarantor Security Agreements, dated August 3, 1995, by and among the Guarantors
                  and First National Bank of Chicago, as agent, including schedules.......................          ******

10.1(a)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and William C. Weathersby (2)................................................               *

10.1(b)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and William L. Robbins (2)...................................................               *

10.1(c)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and George L. Pineo (2)......................................................               *

10.1(d)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Gary S. Wade (2).........................................................               *

10.1(e)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Joseph F. Hackett (2)....................................................               *

10.1(f)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Thomas G. Kasvin (2).....................................................               *

10.1(g)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Thomas B. Boyd (2).......................................................               *

10.1.(h)        Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Bruce L. Stichter (2)....................................................               *

10.2(a)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  Thomas H. Quinn (2).....................................................................               *

10.2(b)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  William C. Weathersby (2)...............................................................               *

10.2(c)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  Jonathan F. Boucher (2).................................................................               *

10.2(d)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  John W. Jordan, II (2)..................................................................               *

10.2(e)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  David W. Zalaznick (2)..................................................................               *

10.2(f)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  John R. Lowden (2)......................................................................               *

10.2(g)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  Paul D. Rhines (2)......................................................................               *

10.2(h)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  D. Patrick Curran (2)...................................................................               *






                                                                                                                Sequentially
Exhibit                                                                                                            Numbered
Number          Description                                                                                          Page
-------         -----------                                                                                      ------------

10.2(i)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  William C. Ballard, Jr. (2).............................................................               *

10.3            Financial Advisory Agreement, dated July 12, 1995, between the Registrant and
                  TJC Management..........................................................................          ******

10.4            Settlement Agreement, dated June 5, 1992, by and between Warner-Lambert
                  Company and the Registrant..............................................................              **

10.5            Administrative Consent Order, dated March 13, 1989, between the Registrant
                  and the New Jersey Department of Environmental Protection and Energy....................              **

10.6            Employment Agreement, dated March 3, 1995, by and between Sterile Products
                Holdings, and Sterile Products Corporation and C. C. Van Noy (2)..........................            ****

10.7            The American Safety Razor Company Stock Option Plan.......................................               *

16              Letter re Change in Certifying Accountant.................................................            ****

21              List of Subsidiaries of the Registrant....................................................              51

23              Consent of Coopers & Lybrand L.L.P........................................................              52

27              Financial Data Schedule...................................................................              53

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

ACME Chaston Puerto Rico, Inc.

American Safety Razor Corporation

American Safety Razor of Canada Limited

ASR Holdings, Inc.

Bond Blades International, Ltd.

The Hewitt Soap Company, Inc.

Industrias Manufactureras ASR de Puerto Rico, Inc.

Megas Beauty Care, Inc.

Personna International de Mexico, S.A. de C.V.

Personna International Limited

Personna International UK Limited

Personna International (Deutschland) GmbH

Personna International de Puerto Rico, Inc.

Valley Park Realty, Inc.




(1) Each subsidiary is 100% owned by the Company or certain of its subsidiaries.

                                                        Exhibit 23


                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of American Safety Razor Company and subsidiaries on Form S-8 (File No. 33-73982) of our report dated February 4, 1998, on our audits of the consolidated financial statements and financial statement schedule of American Safety Razor Company and subsidiaries as of December 31, 1997 and 1996, and for the years December 31, 1997, 1996, and 1995, which report is included in this Annual Report on Form 10-K.









                                      Coopers and Lybrand L.L.P.



Richmond, Virginia
March 13, 1998