Form 10-K/A
period 1997-12-31
AMERICAN SAFETY RAZOR CO
filed 1998-04-09
CIK 750339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-K/A

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

                                     PART IV

Form 10-K of American Safety Razor Company for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 18, 1998, is amended to include (i) in Exhibit 27 a restated financial data schedule for the quarter ended September 30, 1997, relating to recalculated earnings per share amounts due to the adoption by the Company of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective Decemer 31, 1997, and (ii) Exhibits 10.6(b), 10.6(c) and 10.6(d) relating to employment protection agreements.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1), (2) and (3)--The response to this portion of Item 14 is submitted as a separate section of this Report under Item 8.

(b)    Reports on Form 8-K filed in the fourth quarter of 1997.

       None

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 4.

(d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this Report on page 3.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of April 1998.

                         AMERICAN SAFETY RAZOR COMPANY




                         /s/William C. Weathersby
                         ------------------------------
                         William C. Weathersby
                         Director, President and
                         Chief Operating Officer

                         /s/Thomas G. Kasvin
                         ------------------------------
                         Thomas G. Kasvin
                         Senior Vice President
                         Chief Financial Officer (Principal Financial
                         Officer and Principal Accounting Officer)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                          AMERICAN SAFETY RAZOR COMPANY

                                 (IN THOUSANDS)


                                                                                    Additions
                                                                              ----------------------
                                                                  Balance     Charged to    Charged                    Balance
                                                                 Beginning    Costs and     to Other                    End of
Description                                                      of Period     Expenses     Accounts    Deductions      Period
-----------                                                      ---------    ----------    --------    ----------     -------

Year ended 12-31-97

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts                           $1,252     $   595      $  -          $  484 (2)     $1,36
          Allowance for discounts and other deductions               1,306       4,820         -           4,028 (3)      2,09
                                                                    ------      ------      ----          ------        ------
                                                                    $2,558      $5,415      $  -          $4,512         $3,46
                                                                    ======      ======      ====          ======        ======
Year ended 12-31-96

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts                           $1,026      $  593      $  3 (1)      $  370 (2)    $1,252
          Allowance for discounts and other deductions                 986       3,223        32 (1)       2,935 (3)     1,306
                                                                    ------      ------      ----          ------        ------
                                                                    $2,012      $3,816      $ 35          $3,305        $2,558
                                                                    ======      ======      ====          ======        ======
Year ended 12-31-95

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts                           $  794      $  594      $ 71 (1)      $  433 (2)    $1,026
          Allowance for discounts and other deductions                 633       3,534       235 (1)       3,416 (3)       986
                                                                    ------      ------      ----          ------        ------
                                                                    $1,427      $4,128      $306          $3,849        $2,012
                                                                    ======      ======      ====          ======        ======

(1) Allowance  balance of subsidiary at  acquisition  date
(2) Accounts  written off, net of recoveries
(3) Discounts taken by customer



                               INDEX TO EXHIBITS
                                                                   Sequentially
Exhibit                                                              Numbered
Number    Description                                                  Page


2.1       Stock Sale and Purchase Agreement for the Registrant,
          dated April 12, 1989, by, between,  and among J. Gray
          Ferguson,  Arthur J.  Gajarsa,  Joseph F. Hackett and
          William  L.  Robbins,  III,  the  Registrant  and ASR
          Acquisition Corp. (1).................................         **

2.2       Agreement  for  Purchase  and Sale of Stock, dated
          April 17, 1989, by and among Howard E. Strauss,
          Bert Ghavami, and Ardell Acquisition Corp.(1).........         **

2.3       Amendment No. 1 to Agreement for Purchase and Sale of
          Stock,  dated April 28, 1989,  by and among Howard E.
          Strauss,   Bert  Ghavami,   and  Ardell   Acquisition
          Corp..................................................         **

2.4       Agreement  for Purchase and Sale of  Stock  of  Megas
          Beauty Care,  Inc.  dated May 16, 1994 between  Megas
          Holdings,  Inc.  and  Robert Bender (1)...............        ***

2.5       Stock Purchase  Agreement  dated February 7, 1995, by
          and among Sterile Products  Holdings,  Inc. and C. C.
          (Jack) Van Noy, George P. Goemans, Tamalpais Capital,
          and Newtek Venture (1)................................       ****

2.6       Asset Purchase Agreement,  dated as of March 6, 1996,
          by  and   among  MLO  Razor   Company   (1996)   Ltd.
          ("Purchaser"),  and  Bond-America  Israel Blades Ltd.
          ("Seller"), Nostrum Establishment and Kaftor VePerach
          Ltd., the stockholders of Seller  (individually  each
          an "Owner" and collectively, the "Owners") and Robert
          Mandel,  Daniel  Mandel,  Alfred  Mernone,   Shulamit
          Weiman, Noam Weiman, Efrat Gershoni and Ayin Mor Ltd.
          (individually   each   a   "Beneficial   Owner"   and
          collectively  the  "Beneficial  Owners" and  together
          with the Owners, the "Stockholders"). (1).............    *******

2.7       Amendment  No. 1 to  Asset  Purchase  Agreement  (the
          "Amendment"),  dated as of  March  25,  1996,  by and
          among Bond Blades  International Ltd. (formerly known
          as MLO Razor Company (1996) Ltd.), ("Purchaser"), and
          Bond-America Israel Blades Ltd., ("Seller"),  Nostrum
          Establishment   and   Kaftor   VePerach   Ltd.,   the
          stockholders of Seller  (individually each an "Owner"
          and  collectively,  the "Owners") and Robert  Mandel,
          Daniel Mandel, Alfred Mernone,  Shulamit Weiman, Noam
          Weiman,    Efrat   Gershoni   and   Ayin   Mor   Ltd.
          (individually   each   a   "Beneficial   Owner"   and
          collectively  the  "Beneficial  Owners" and  together
          with the Owners, the "Stockholders")..................    *******

2.8       Asset Purchase Agreement,  dated as of March 6, 1996,
          by  and   among   American   Safety   Razor   Company
          ("Purchaser"),  and A.I. Blades,  Inc. ("Seller") and
          Bond-America   Israel   Blades,    Ltd.,   the   sole
          stockholder of Seller ("Bond"), Nostrum Establishment
          and  Kaftor  VePerach  Ltd.,  Robert  Mandel,  Daniel
          Mandel, Alfred Mernone, Shulmait Weiman, Noam Weiman,
          Efrat Gershoni and Ayin Mor Ltd. (individually each a
          "Beneficial  Owner" and  collectively the "Beneficial
          Owners" and together with Bond, the  "Stockholders").
          (1)...................................................   *******

                                                                   Sequentially
Exhibit                                                              Numbered
Number    Description                                                 Page

2.9       Amendment  No. 1 to  Asset  Purchase  Agreement  (the
          "Amendment"),  dated as of  March  25,  1996,  by and
          among  American  Safety Razor Company  ("Purchaser"),
          and A.I.  Blades,  Inc.  ("Seller") and  Bond-America
          Israel Blades Ltd.,  the sole  stockholder  of Seller
          ("Bond"),  Nostrum  Establishment and Kaftor VePerach
          Ltd., Robert Mandel,  Daniel Mandel,  Alfred Mernone,
          Shulamit Weiman, Noam Weiman, Efrat Gershoni and Ayin
          Mor Ltd.  (individually each a "Beneficial Owner" and
          collectively  the  "Beneficial  Owners" and  together
          with Bond, the "Stockholders")........................      *******

3.1       Amended and Restated  Certificate of Incorporation of
          the Registrant........................................            *

3.2       Amended and Restated By-laws of the Registrant........            *

4.1       Specimen of Stock Certificate.........................           **

4.2       Recapitalization Agreement, dated May 24, 1993, among
          the Registrant and its Stockholders...................            *

4.3       Subscription Agreement,  dated April 28, 1989, by and
          among the Registrant, JZCC and Allsop.................           **

4.4       Registration Rights Agreement,  dated as of August 3,
          1995,  among the  Registrant,  the Guarantors and the
          Initial   Purchasers,    relating   to   the   Senior
          Notes.................................................       ******

4.5       Indenture  governing  the Senior  Notes,  dated as of
          August 3,  1995,  by and among  the  Registrant,  the
          Guarantors and the Trustees...........................        *****

4.6       Preferred  Stock Exchange  Agreement,  dated June 14,
          1993,   among  the  Registrant  and  the  holders  of
          Preferred Stock.......................................            *

4.7       Common  Stock  Conversion  Agreement,  dated  May 24,
          1993,  among the Registrant and the holders of Common
          Stock.................................................            *

4.8       Stockholders  Agreement,   dated  April  14,
          1989,   between  the   Registrant   and  its
          Stockholders..........................................           **

4.9       First Amendment to the Stockholders Agreement,  dated
          April  28,  1989,  between  the  Registrant  and  its
          Stockholders..........................................           **

4.10      Second Amendment to the Stockholders Agreement, dated
          December 29,  1992,  between the  Registrant  and its
          Stockholders..........................................           **

4.11      Third Amendment to the Stockholders Agreement,  dated
          June 15, 1993,  among the  Registrant  and certain of
          its Stockholders......................................            *

4.12      $2,500,000  Subordinated  Secured Note,  due June 10,
          2000,  executed by Megas  Holdings,  Inc. in favor of
          Robert Bender.........................................          ***

4.13      Junior  Security  Agreement,  dated June 10, 1994, by
          Megas Beauty Care,  Inc.  (formerly  Megas  Holdings,
          Inc.) in favor of Robert Bender.......................         ****

4.14      Multicurrency Credit Agreement, dated as of August 3,
          1995, among the Registrant,  the Guarantors and First
          National  Bank  of  Chicago,   as  agent,   including
          exhibits..............................................        *****

                                                                  Sequentially
Exhibit                                                             Numbered
Number    Description                                                  Page

4.15      Guarantees   of  the   Guarantors   pursuant  to  the
          Multicurrency Credit Agreement........................      ******

4.16      Security Agreement, dated August 3, 1995, between the
          Registrant  and First  National  Bank of Chicago,  as
          agent, including schedules............................      ******

4.17      Guarantor Security Agreements,  dated August 3, 1995,
          by and among the  Guarantors  and First National Bank
          of Chicago, as agent, including schedules.............      ******

10.1(a)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,   between   the   Registrant   and  William  C.
          Weathersby (2)........................................           *

10.1(b)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,  between the  Registrant and William L. Robbins
          (2)...................................................           *

10.1(c)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,  between  the  Registrant  and  George L. Pineo
          (2)...................................................           *

10.1(d)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,   between  the  Registrant  and  Gary  S.  Wade
          (2)...................................................           *

10.1(e)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,  between the  Registrant  and Joseph F. Hackett
          (2)...................................................           *

10.1(f)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,  between  the  Registrant  and Thomas G. Kasvin
          (2)...................................................           *

10.1(g)   Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,  between  the  Registrant  and  Thomas  B. Boyd
          (2)...................................................           *

10.1.(h)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
          1993,  between the  Registrant  and Bruce L. Stichter
          (2)...................................................           *

10.2(a)   Indemnification   Agreement,  dated  June  15,  1993,
          between   the   Registrant   and   Thomas  H.   Quinn
          (2)...................................................           *

10.2(b)   Indemnification   Agreement,  dated  June  15,  1993,
          between  the  Registrant  and  William C.  Weathersby
          (2)...................................................           *

10.2(c)   Indemnification   Agreement,  dated  June  15,  1993,
          between  the   Registrant  and  Jonathan  F.  Boucher
          (2)...................................................           *

10.2(d)   Indemnification   Agreement,  dated  June  15,  1993,
          between  the  Registrant  and  John  W.  Jordan,   II
          (2)...................................................           *

10.2(e)   Indemnification   Agreement,  dated  June  15,  1993,
          between  the   Registrant   and  David  W.  Zalaznick
          (2)...................................................           *

10.2(f)   Indemnification   Agreement,  dated  June  15,  1993,
          between   the   Registrant   and   John   R.   Lowden
          (2)...................................................           *

10.2(g)   Indemnification   Agreement,  dated  June  15,  1993,
          between   the   Registrant   and   Paul   D.   Rhines
          (2)...................................................           *

10.2(h)   Indemnification   Agreement,  dated  June  15,  1993,
          between  the   Registrant   and  D.  Patrick   Curran
          (2)...................................................           *

                                                                  Sequentially
Exhibit                                                             Numbered
Number     Description                                                Page

10.2(i)   Indemnification   Agreement,  dated  June  15,  1993,
          between the  Registrant  and William C. Ballard,  Jr.
          (2)...................................................           *

10.3      Financial  Advisory  Agreement,  dated July 12, 1995,
          between the Registrant and TJC Management.............      ******

10.4      Settlement  Agreement,  dated  June 5,  1992,  by and
          between     Warner-Lambert     Company     and    the
          Registrant............................................          **

10.5      Administrative  Consent Order,  dated March 13, 1989,
          between the Registrant and the New Jersey  Department
          of Environmental Protection and Energy................          **

10.6(a)   Employment  Agreement,  dated  March 3, 1995,  by and
          between  Sterile  Products   Holdings,   and  Sterile
          Products Corporation and C. C. Van Noy (2)............        ****

10.6(b)   Employment  Protection  Agreement,  dated December 8,
          1997,  by and between the  Registrant  and William C.
          Weathersby (2)........................................

10.6(c)   Employment  Protection  Agreement,  dated December 8,
          1997, by and between the Registrant and James V. Heim
          (2)...................................................

10.6(d)   Employment  Protection  Agreement,  dated December 8,
          1997,  by and  between the  Registrant  and Thomas G.
          Kasvin (2)............................................

10.7      The American Safety Razor Company Stock Option Plan...           *

16        Letter re Change in Certifying Accountant.............        ****

21        List of Subsidiaries of the Registrant................

23        Consent of Coopers & Lybrand L.L.P....................

27        Financial Data Schedule...............................

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