Form 10-Q
period 1998-03-31
AMERICAN SAFETY RAZOR CO
filed 1998-05-06
CIK 750339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended March 31, 1998

                                                     OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from _______ to ______


                         Commission File Number 0-21952


                          AMERICAN SAFETY RAZOR COMPANY
             (Exact name of registrant as specified in its charter)



         Delaware                                    54-1050207
 -----------------------                ---------------------------------------
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 24, 1998.

             Class                                Outstanding at April 24, 1998
             -----                                -----------------------------

Common Stock, $.01 Par Value                                12,106,449


                          AMERICAN SAFETY RAZOR COMPANY


                                      Index
                                      -----


                                                                                                        Page Number
                                                                                                        -----------
Part I.           Financial Information

    Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets
                  March 31, 1998 (Unaudited) and December 31, 1997                                                1

                  Condensed Consolidated Statements of Income (Unaudited)
                  Three months ended March 31, 1998 and March 31, 1997                                            3

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Three months ended March 31, 1998 and March 31, 1997                                            4

                  Notes to Condensed Consolidated Financial Statements                                            5

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            12


Part II.          Other Information

    Item 1.       Legal Proceedings                                                                              14

    Item 6.       Exhibits and Reports on Form 8-K                                                               14

Signatures                                                                                                       15



                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                                March 31,              December 31,
                                                                                 1998                      1997
                                                                                ----------             ------------
                                                                               (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                                    $  1,800                 $  1,434
    Trade receivables, net                                                         38,100                   45,277
    Inventories                                                                    56,222                   51,488
    Income taxes receivable                                                         1,463                      896
    Deferred income taxes                                                           3,113                    2,803
    Prepaid expenses                                                                2,376                    1,410
                                                                                 --------                 --------

        Total current assets                                                      103,074                  103,308

Property and equipment                                                            116,599                  114,649
Less accumulated depreciation                                                     (43,046)                 (41,706)
                                                                                 --------                 --------
                                                                                   73,553                   72,943

Intangible assets, net:
    Goodwill                                                                       68,444                   68,978
    Other                                                                           4,036                    4,258
                                                                                 --------                 --------
                                                                                   72,480                   73,236

Prepaid pension cost and other                                                      4,658                    4,594
                                                                                 --------                 --------




Total assets                                                                     $253,765                 $254,081
                                                                                 ========                 ========













See accompanying notes.


                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                                March 31,              December 31,
                                                                                 1998                    1997
                                                                                ----------             ------------
                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $ 15,783                 $ 15,704
    Accrued expenses and other                                                     16,581                   20,761
    Current maturities of long-term obligations                                     2,220                    2,107
                                                                                 --------                 --------

        Total current liabilities                                                  34,584                   38,572

Long-term obligations                                                             123,710                  121,505

Retiree benefits and other                                                         24,791                   24,983

Deferred income taxes                                                              10,291                    9,582
                                                                                 --------                 --------

Total liabilities                                                                 193,376                  194,642
                                                                                 --------                 --------

Stockholders' equity:
    Common Stock,  $.01 par  value,  25,000,000  shares  authorized;
        12,106,449 shares issued and outstanding at March 31, 1998
        (12,098,049 at December 31, 1997)                                             121                      121
    Additional capital                                                             65,874                   65,801
    Deficit                                                                        (4,856)                  (5,645)
    Foreign currency translation                                                     (750)                    (838)
                                                                                 --------                 --------
                                                                                   60,389                   59,439
                                                                                 --------                 --------
Total liabilities and stockholders' equity                                       $253,765                 $254,081
                                                                                 ========                 ========













See accompanying notes.


                          AMERICAN SAFETY RAZOR COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share data)



                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ----------------------
                                                                                             1998          1997
                                                                                             ----          ----

Net sales                                                                                   $66,511       $63,103
Cost of sales                                                                                47,003        41,425
                                                                                            -------       -------

    Gross profit                                                                             19,508        21,678

Selling, general and administrative expenses                                                 13,521        13,944
Amortization of intangibles                                                                     631           620
Restructuring charge                                                                          1,003             -
                                                                                             ------       -------

    Operating income                                                                          4,353         7,114

Interest expense                                                                              3,045         2,906
                                                                                             ------       -------

    Income before income taxes                                                                1,308         4,208

Income taxes                                                                                    519         1,654
                                                                                             ------       -------

    Net income                                                                                 $789        $2,554
                                                                                               ====        ======

Basic earnings per share:
    Net income                                                                                 $.07          $.21
                                                                                               ====          ====

    Weighted average number of shares outstanding                                            12,103        12,093
                                                                                             ======        ======

Diluted earnings per share:
    Net income                                                                                 $.06          $.21
                                                                                               ====          ====

    Weighted average number of shares outstanding                                            12,338        12,217
                                                                                             ======        ======















See accompanying notes.


                          AMERICAN SAFETY RAZOR COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              ------------------
                                                                                               1998         1997
                                                                                               ----         ----

Operating activities
Net income                                                                                    $  789       $2,554
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Depreciation and amortization                                                          2,977        2,638
        Interest and financing costs                                                             136          137
        Retiree benefits and other                                                              (167)        (756)
        Deferred income taxes                                                                    881          385
        Changes in operating assets and liabilities:
              Trade receivables                                                                7,177          811
              Inventories                                                                     (4,734)      (4,177)
              Income taxes receivable                                                           (567)           -
              Prepaid expenses                                                                  (966)         (78)
              Accounts payable                                                                    79         (305)
              Accrued and other expenses                                                      (4,180)      (4,074)
              Income taxes payable                                                              (483)      (2,737)
                                                                                             -------       ------

Net cash provided by (used in) operating activities                                              942       (5,602)

Investing activities
Capital expenditures                                                                          (2,956)      (1,727)
Deferred loan fees and other                                                                       -          (28)
                                                                                              ------       ------

Net cash used in investing activities                                                         (2,956)      (1,755)

Financing activities
Repayment of long-term obligations                                                            (3,102)        (222)
Proceeds from borrowings                                                                       5,409        6,944
Proceeds from exercise of stock options                                                           73            -
                                                                                              ------       ------

Net cash provided from financing activities                                                    2,380        6,722

Net increase (decrease) in cash and cash equivalents                                             366         (635)
Cash and cash equivalents, beginning of period                                                 1,434        1,979
                                                                                              ------       ------

Cash and cash equivalents, end of period                                                      $1,800       $1,344
                                                                                              ======       ======





See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

         Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Classifications of inventories are as follows:

                                                    March 31,       December 31,
                                                      1998             1997
                                                    ---------       ------------

                                                          (In thousands)

Raw materials                                        $21,786            $20,352
Work-in-process                                        6,514              5,596
Finished goods                                        25,256             23,128
Operating supplies                                     3,361              3,107
                                                     -------            -------
                                                      56,917             52,183
Excess of current cost over LIFO inventory value         695                695
                                                     -------            -------
                                                     $56,222            $51,488
                                                     =======            =======

NOTE C - OTHER INFORMATION

The Company's federal income tax returns for 1989 through 1994 have been examined by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In June 1997, the IRS issued a statutory notice of deficiency disallowing substantially all of the Company's amortization deductions relating to the intangible assets. The Company disagrees with the IRS's disallowances and in September 1997, petitioned the U.S. Tax Court to review and redetermine such disallowances. The outcome of these proceedings cannot be predicted at this time and the Company will continue to evaluate the potential impact on its tax reserves relating to this case. However, the Company believes that the ultimate outcome of these issues will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.

In March 1998, the Company recorded a restructuring charge of approximately $1.0 million which includes estimated costs of approximately $0.2 million to close the Sparks, Nevada cotton operations and approximately $0.8 million in severance and employee benefit costs relating to consolidation of the Company's domestic shaving razor and blade and cotton products sales forces and other personnel changes.

NOTE D - LONG TERM OBLIGATIONS

At March 31, 1998, the Company had utilized $20.6 million of its revolving credit facility and had approximately $29.4 million available for future borrowings under this facility.


NOTE E - EARNINGS PER SHARE

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


NOTE F - COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's comprehensive income amounted to $0.9 million and $2.1 million for the three months ended March 31, 1998 and 1997, respectively. Comprehensive income includes net income of $0.8 million and $2.6 million for the three months ended March 31, 1998 and 1997, respectively, and other comprehensive income which includes foreign currency translation adjustments of $0.09 million of income and $0.5 million of expense, for the three months ended March 31, 1998 and 1997, respectively.


NOTE G - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $100.0 million of Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents:

     (1) Condensed consolidating financial statements as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 and 1997, of American Safety Razor Company - the parent company, the guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis, and

     (2) The investment in subsidiaries is carried on the cost basis for purposes of the supplemental financial information. Earnings (losses) of subsidiaries are therefore not reflected in the related investment accounts.

During 1997, Ardell Industries, Inc., a non-guarantor subsidiary, was merged into American Safety Razor Company - the parent company.

Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.


                     Condensed Consolidating Balance Sheets

                                 March 31, 1998

                                 (In thousands)

                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                -----------  ------------ ------------  ------------  ------------
                                                                          (Unaudited)

Assets
Current assets:
    Cash and cash equivalents                      $    118      $    91      $ 1,591      $      -      $  1,800
     Trade receivables, net                          16,411       10,480       11,209             -        38,100
     Advances receivable--subsidiaries               34,325            -        3,409       (37,734)            -
     Inventories                                     31,202       13,928       12,019          (927)       56,222
     Income taxes and prepaid expenses                6,347         (424)       1,029             -         6,952
                                                   --------      -------      -------      --------      --------

          Total current assets                       88,403       24,075       29,257       (38,661)      103,074

Property and equipment, net                          40,179       23,458        9,916             -        73,553
Intangible assets, net                               50,709       21,340          431             -        72,480
Prepaid pension cost and other                          296        4,340           22             -         4,658
Investment in subsidiaries                           39,026            -          900       (39,926)            -
                                                   --------      -------      -------      --------      --------

          Total assets                             $218,613      $73,213      $40,526      $(78,587)     $253,765
                                                   ========      =======      =======      ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, accrued expenses
       and other                                   $ 15,724      $12,271      $ 4,367      $      2      $ 32,364
     Advances payable--subsidiaries                       -       37,612            -       (37,612)            -
     Current maturities of long-term
       obligations                                    1,025          125        1,070             -         2,220
                                                   --------      -------      -------      --------      --------

          Total current liabilities                  16,749       50,008        5,437       (37,610)       34,584

Long-term obligations                               120,984        2,726            -             -       123,710
Retiree health and insurance benefits
       and other                                     14,891        9,900            -             -        24,791
Deferred income taxes                                 7,392        2,844           55             -        10,291
                                                   --------      -------      -------      --------      --------

          Total liabilities                         160,016       65,478        5,492       (37,610)      193,376
                                                   --------      -------      -------      --------      --------

Stockholders' equity
     Common Stock                                       121          485           85          (570)          121
     Additional capital                              65,874       15,662       23,694       (39,356)       65,874
     Deficit                                         (9,888)      (8,412)      14,492        (1,048)       (4,856)
     Dividends                                        2,452            -       (2,452)            -             -
     Foreign currency translation                        38            -         (785)           (3)         (750)
                                                   --------      -------      -------      --------      --------
                                                     58,597        7,735       35,034       (40,977)       60,389
                                                   --------      -------      -------      --------      --------
          Total liabilities and
            stockholders' equity                   $218,613      $73,213      $40,526      $(78,587)     $253,765
                                                   ========      =======      =======      ========      ========


                     Condensed Consolidating Balance Sheets

                                December 31, 1997

                                 (In thousands)

                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                 ----------  ------------ ------------  ------------  ------------
Assets
Current assets:
     Cash and cash equivalents                     $    356      $   433      $   637      $      8      $  1,434
     Trade receivables, net                          20,172       13,283       11,822            -         45,277
     Advances receivable--subsidiaries               33,608           -         4,299       (37,907)            -
     Inventories                                     29,106       12,603       10,724          (945)       51,488
     Income taxes and prepaid expenses                5,730         (982)         361             -         5,109
                                                   --------      -------      -------      --------      --------

          Total current assets                       88,972       25,337       27,843       (38,844)      103,308

Property and equipment, net                          39,836       23,135        9,972             -        72,943
Intangible assets, net                               51,205       21,585          446             -        73,236
Prepaid pension cost and other                          297        4,277           20             -         4,594
Investment in subsidiaries                           39,026            -          900       (39,926)            -
                                                   --------      -------      -------      --------      --------

          Total assets                             $219,336      $74,334      $39,181      $(78,770)     $254,081
                                                   ========      =======      =======      ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, accrued expenses
       and other                                   $ 19,540      $13,346      $ 3,576      $      3      $ 36,465
     Advances payable--subsidiaries                       -       37,851            -       (37,851)            -
     Current maturities of long-term
       obligations                                    1,020          138          949             -         2,107
                                                   --------      -------      -------      --------      --------

          Total current liabilities                  20,560       51,335        4,525       (37,848)       38,572

Long-term obligations                               118,748        2,757            -             -       121,505
Retiree health and insurance benefits
       and other                                     14,988        9,995            -             -        24,983
Deferred income taxes                                 7,035        2,492           55             -         9,582
                                                   --------      -------      -------      --------      --------

          Total liabilities                         161,331       66,579        4,580       (37,848)      194,642
                                                   --------      -------      -------      --------      --------

Stockholders' equity
     Common Stock                                       121          485           85          (570)          121
     Additional capital                              65,801       15,662       23,694       (39,356)       65,801
     Deficit                                        (10,407)      (8,392)      14,147          (993)       (5,645)
     Dividends                                        2,452            -       (2,452)            -             -
     Foreign currency translation                        38            -         (873)           (3)         (838)
                                                   --------      -------      -------      --------      --------
                                                     58,005        7,755       34,601       (40,922)       59,439
                                                   --------      -------      -------      --------      --------
          Total liabilities and
            stockholders' equity                   $219,336      $74,334      $39,181      $(78,770)     $254,081
                                                   ========      =======      =======      ========      ========



            Condensed Consolidating Statements of Income (Unaudited)
                        Three Months Ended March 31, 1998
                                 (In thousands)

                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------

Net sales                                           $32,177      $28,019      $11,317       $(5,002)      $66,511
Cost of sales                                        19,610       23,665        8,675        (4,947)       47,003
                                                    -------      -------      -------       -------       -------

Gross profit                                         12,567        4,354        2,642           (55)       19,508

Selling, general and
     administrative expenses                          8,183        2,977        2,361             -        13,521
Amortization of intangible assets                       372          245           14             -           631
Restructuring charge                                    731          184           88             -         1,003
                                                   --------      -------      -------       -------       -------

Operating income                                      3,281          948          179           (55)        4,353

Interest expense                                      2,405        1,008         (368)            -         3,045
                                                   --------      -------      -------       -------       -------
Income (loss) before income taxes                       876          (60)         547           (55)        1,308
Income taxes                                            357          (40)         202             -           519
                                                   --------      -------      -------       -------       -------

Net income (loss)                                  $    519      $   (20)     $   345       $   (55)      $   789
                                                   ========      =======      =======       =======       =======




            Condensed Consolidating Statements of Income (Unaudited)
                        Three Months Ended March 31, 1997
                                 (In thousands)

                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                     ------- ------------ ------------  ------------  ------------

Net sales                                            $34,759      $22,009     $11,567       $(5,232)       $63,103
Cost of sales                                         20,646       17,296       8,640        (5,157)        41,425
                                                     -------      -------     -------       -------        -------

Gross profit                                          14,113        4,713       2,927           (75)        21,678

Selling, general and
     administrative expenses                           8,819        2,821       2,304             -         13,944
Amortization of intangible assets                        369          237          14             -            620
                                                     -------      -------     -------       -------        -------

Operating income                                       4,925        1,655         609           (75)         7,114

Interest expense                                       2,165          819         (78)            -          2,906
                                                     -------      -------     -------       -------        -------
Income (loss) before income taxes                      2,760          836         687           (75)         4,208
Income taxes                                           1,039          367         248             -          1,654
                                                     -------      -------     -------       -------        -------

Net income (loss)                                    $ 1,721      $   469     $   439       $   (75)       $ 2,554
                                                     =======      =======     =======       =======        =======



             Condensed Consolidating Statements of Cash Flows (Unaudited)

                        Three Months Ended March 31, 1998

                                 (In thousands)

                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------

Operating activities
Net cash (used in) provided by
     operating activities                            $ (219)      $1,057       $  178          $(74)       $  942

Investing activities
Capital expenditures                                 (1,616)      (1,105)        (235)            -        (2,956)
Advances from (to) subsidiaries                        (717)           -            -           717             -
                                                     ------       ------       ------          ----        -------

     Net cash (used in) provided from
          investing activities                       (2,333)      (1,105)        (235)          717        (2,956)

Financing activities
Repayment of long-term obligations                   (3,047)         (55)           -             -        (3,102)
Proceeds from borrowings                              5,288            -          121             -         5,409
Proceeds for exercise of stock options                   73            -           -              -            73
Advances from (to) subsidiaries                           -         (239)         890          (651)            -
                                                     ------       ------       ------          ----        ------

     Net cash provided from (used in)
          financing activities                        2,314         (294)       1,011          (651)        2,380

Net increase (decrease) in cash and cash
   equivalents                                         (238)        (342)         954            (8)          366
Cash and cash equivalents, beginning of
  period                                                356          433          637             8         1,434
                                                     ------       ------       ------          ----        ------
     Cash and cash equivalents, end of
        period                                       $  118       $   91       $1,591          $  -        $1,800
                                                     ======       ======       ======          ====        ======


              Condensed Consolidating Statements of Cash Flows (Unaudited)

                        Three Months Ended March 31, 1997

                                 (In thousands)

                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------

Operating activities
Net cash (used in) provided by
     operating activities                           $(8,631)      $2,289       $  745        $   (5)      $(5,602)

Investing activities
Capital expenditures                                 (1,053)        (317)        (357)            -        (1,727)
Other                                                   (25)          (3)           -             -           (28)
Investment in subsidiaries                              500            -         (500)            -             -
Advances from (to) subsidiaries                       4,377            -            -        (4,377)            -
                                                    -------       ------       ------        ------       -------

     Net cash (used in) provided from
          investing activities                        3,799         (320)        (857)       (4,377)       (1,755)

Financing activities
Repayment of long-term obligations                     (154)         (68)           -             -          (222)
Proceeds from borrowings                              6,300            -          644             -         6,944
Advances from (to) subsidiaries                           -       (1,783)      (2,662)        4,445             -
                                                    -------       ------       ------        ------       -------

     Net cash provided from (used in)
          financing activities                        6,146       (1,851)      (2,018)        4,445         6,722

Net increase (decrease) in cash and cash
   equivalents                                        1,314          118       (2,130)           63          (635)
Cash and cash equivalents, beginning of
  period                                                201           12        1,766             -         1,979
                                                    -------       ------        -----        ------       -------
     Cash and cash equivalents, end of
        period                                      $ 1,515       $  130       $ (364)       $   63       $ 1,344
                                                    =======       ======       ======        ======       =======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net Sales. Net sales for the three months ended March 31, 1998 and 1997, were $66.5 million and $63.1 million, respectively, an increase of $3.4 million, or 5%.

Net sales of the Company's shaving razors and blades for the three months ended March 31, 1998, totaled $23.5 million, a 14% decrease compared to net sales for the three months ended March 31, 1997, of $27.4 million. Net sales of domestic branded and private brand shaving products decreased 37% and 7%, respectively, due primarily to the timing of orders with several of the Company's major customers, delays in retailers' modifications in Plan- o-grams due to the launch of a new product by a competitor, heavy promotional activity by certain competitors and the timing of the Company's own promotional activities. Net sales of international shaving products decreased 3% due primarily to the impact of unfavorable exchange rates.

Net sales of bladed hand tools and blades for the three months ended March 31, 1998 and 1997, were $11.0 million and $9.9 million, respectively, an increase of $1.1 million, or 11%. This strong growth primarily reflects increased sales of the Company's Personna(R), Ardell(TM) and American Line(TM) brands of products as a result of new distribution gains and new product introductions in the Personna(R) line of products.

Net sales of industrial and specialty and medical blades for the three months ended March 31, 1998 and 1997, were $4.2 million and $3.9 million, respectively, an increase of $0.3 million, or 7%. Sales of industrial and specialty products increased 5% due primarily to penetration of new markets. Sales of medical products increased 10% due primarily to increased distribution of products and from new product offerings.

Net sales of cotton and foot care products for the three months ended March 31, 1998 and 1997, were $22.6 million and $14.4 million, respectively, an increase of $8.2 million or 57%. This increase primarily reflects sales resulting from the April 1997, acquisition of the Cotton Division of American White Cross, Inc. ("AWC") and sales growth across most product lines due primarily to increased distribution of products.

Net sales of the Company's custom bar soap products for the three months ended March 31, 1998 and 1997, were $5.2 million and $7.5 million, respectively, a decrease of $2.3 million or 31%. This decrease results primarily from lower sales to certain of the Company's pharmaceutical/skin care customers whose sales have been impacted by weakness in the Asian markets and from the timing of their promotional activities.

Gross Profit. Gross profit decreased $2.2 million to $19.5 million during the three months ended March 31, 1998, from $21.7 million for the three months ended March 31, 1997. As a percentage of net sales, gross profit was 29.3% for the three months ended March 31, 1998, and 34.4% for the three months ended March 31, 1997. This decrease was due primarily to i) increased sales of handles and systems which generally carry lower margins and other mix issues, higher depreciation expense related to capacity expansion projects and the negative impact of unfavorable exchange rates in the blade operations, ii) lower margins in the newly acquired AWC cotton operations due to increased shipping costs relating to product mix issues, increased manufacturing costs relating to the start-up of two new cotton manufacturing facilities and the generally lower margins associated with the acquired AWC business, and iii) from the effect of absorbing manufacturing overheads and depreciation over a lower sales base in the Company's soap operations.

Operating and Other Expenses. Selling, general and administrative expenses were 20.3% of net sales for the three months ended March 31, 1998, compared to 22.1% for the three months ended March 31, 1997. This decrease primarily reflects spreading these costs over an increased sales base due to the AWC acquisition. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended March 31, 1998 and 1997. Interest expense was substantially unchanged at $3.0 million for the three months ended March 31, 1998, and $2.9 million for the three months ended March 31, 1997.

The restructuring charge of $1.0 million includes estimated costs of approximately $0.2 million to close the Sparks, Nevada cotton operations and approximately $0.8 million in severance and employee benefit costs relating to consolidation of the Company's domestic shaving razor and blade and cotton products sales forces and other personnel changes.


Liquidity and Capital Resources

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $0.9 million for the three months ended March 31, 1998, and net cash used in operating activities amounted to $5.6 million for the three months ended March 31, 1997. The increase of $6.5 million in net cash provided by operating activities for the three month period ended March 31, 1998, as compared to the three month period ended March 31, 1997, was due primarily to the collection of trade accounts receivable and a deposit of taxes paid in 1997 relating to the Company's audit of its tax returns for the periods 1989-1994 offset somewhat by an increase in inventories and prepaid expenses.

At March 31, 1998, the Company had utilized $20.6 million of its revolving credit facility and had approximately $29.4 million available for future borrowings under this facility.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital, capital expenditures, debt service requirements and tax obligations as well as support the Company's growth-oriented strategy for its existing business for at least the next 12 months. The Company anticipates that funding of any additional acquisitions will require additional borrowings under its revolving credit facility. The Company intends to maintain and further strengthen its financial condition and, in connection therewith, may from time to time consider other possible transactions, including other capital market transactions or disposition of businesses that no longer meet its strategic objectives. The Company has engaged Paine Webber, Inc. to explore strategic alternatives which could involve a recapitalization, merger or sale of the Company. Currently, the Company has not entered into any agreement or commitments concerning any such alternative.

                           PART II, OTHER INFORMATION


Item 1.  Legal Proceedings

          None.


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibits - Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                AMERICAN SAFETY RAZOR COMPANY



May 6, 1998                                     By /s/William C. Weathersby
-----------                                        ------------------------
Date                                               William C. Weathersby
                                                   President




May 6, 1998                                      By /s/Thomas G. Kasvin
-----------                                         -----------------------
Date                                                Thomas G. Kasvin
                                                    Senior Vice President
                                                    Chief Financial Officer