Form 10-Q
period 1998-06-30
AMERICAN SAFETY RAZOR CO
filed 1998-08-04
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 1998

                                    OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE  ACT  OF  1934  For  the  transition   period  from  ________  to
      ___________


                        Commission File Number 0-21952


                         AMERICAN SAFETY RAZOR COMPANY
            (Exact name of registrant as specified in its charter)



      Delaware                                         54-1050207
 -----------------------                 --------------------------------------
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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 1998.

            Class                               Outstanding at July 24, 1998
----------------------------                    ----------------------------

Common Stock, $.01 Par Value                           12,110,049

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index


                                                                   Page Number

Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1998 (Unaudited) and December 31, 1997                  1

            Condensed Consolidated Statements of Income (Unaudited)
            Three and six months ended
            June 30, 1998 and June 30, 1997                                  3

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 1998 and June 30, 1997                 4

            Notes to Condensed Consolidated Financial Statements             5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             13


Part II.    Other Information

   Item 1.  Legal Proceedings                                               17

   Item 4.  Vote of Security Holders                                        17

   Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                                  18


                         AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                  June 30,        December 31,
                                                    1998              1997
                                                  ----------      ------------
                                                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                        $  1,452         $  1,434
   Trade receivables, net                             42,640           45,277
   Inventories                                        55,736           51,488
   Income taxes receivable                             2,393              896
   Deferred income taxes                               2,913            2,803
   Prepaid expenses                                    2,391            1,410
                                                    --------         --------

      Total current assets                           107,525          103,308

Property and equipment                               119,117          114,649
Less accumulated depreciation                        (45,341)         (41,706)
                                                    --------         --------
                                                      73,776           72,943

Intangible assets, net:
   Goodwill                                           67,910           68,978
   Other                                               3,812            4,258
                                                    --------         --------
                                                      71,722           73,236

Prepaid pension cost and other                         5,028            4,594
                                                    --------         --------




Total assets                                        $258,051         $254,081
                                                    ========         ========






See accompanying notes.


                         AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                  June 30,        December 31,
                                                    1998            1997
                                                  --------        ------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $ 18,888         $ 15,704
   Accrued expenses and other                         19,436           20,761
   Current maturities of long-term obligations         2,126            2,107
                                                    --------        ---------

      Total current liabilities                       40,450           38,572

Long-term obligations                                123,481          121,505

Retiree benefits and other                            25,019           24,983

Deferred income taxes                                  6,726            9,582
                                                    --------        ---------

Total liabilities                                    195,676          194,642
                                                    --------         --------

Stockholders' equity:
   Common Stock, $.01 par value, 25,000,000
      shares authorized; 12,110,049 shares
      issued and outstanding at June 30, 1998
      (12,098,049 at December 31, 1997)                  121              121
   Additional capital                                 65,905           65,801
   Accumulated deficit                                (2,762)          (5,645)
   Accumulated other comprehensive loss                 (889)            (838)
                                                   ---------        ---------
                                                      62,375           59,439
                                                   ---------        ---------
Total liabilities and stockholders' equity          $258,051         $254,081
                                                    ========         ========




See accompanying notes.



                         AMERICAN SAFETY RAZOR COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)



                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                     -------------------  -------------------
                                       1998       1997      1998       1997
                                     --------   --------  ---------  --------


Net sales                             $73,751    $75,683   $140,262  $138,786
Cost of sales                          49,951     51,411     96,954    92,836
                                     --------   --------  ---------  --------

   Gross profit                        23,800     24,272     43,308    45,950

Selling, general and administrative
    expenses                           16,590     14,915     30,111    28,859
Amortization of intangibles               633        618      1,264     1,238
Restructuring charge                        -          -      1,003         -
                                     --------    -------    -------   -------

   Operating income                     6,577      8,739     10,930    15,853

Interest expense                        3,104      3,130      6,149     6,036
                                      -------    -------   --------  --------

   Income before income taxes           3,473      5,609      4,781     9,817

Income taxes                            1,379      2,224      1,898     3,878
                                      -------    -------    -------   -------

   Net income                          $2,094     $3,385     $2,883    $5,939
                                       ======     ======     ======    ======

Basic earnings per share:
   Net income                           $0.17      $0.28      $0.24     $0.49
                                        =====      =====      =====     =====

   Weighted average number of shares
     outstanding                       12,107     12,093     12,105    12,093
                                       ======     ======     ======    ======

Diluted earnings per share:
   Net income                           $0.17      $0.28      $0.23     $0.49
                                        =====      =====      =====     =====

   Weighted average number of shares
     outstanding                       12,234     12,229     12,285    12,223
                                       ======     ======     ======    ======




See accompanying notes.


                         AMERICAN SAFETY RAZOR COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------

Operating activities
Net income                                                    $2,883   $5,939
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                            5,929    5,412
      Amortization of financing costs                            270      271
      Retiree benefits and other                                (448)    (629)
      Deferred income taxes                                    1,058      289
      Changes in operating assets and liabilities,
      net of effects of the AWC acquisition:
        Trade receivables                                      2,637   (8,595)
        Inventories                                           (4,248)  (5,330)
        Income taxes receivable                               (1,497)       -
        Prepaid expenses                                        (981)    (510)
        Accounts payable                                       3,184    4,111
        Accrued and other expenses                            (1,325)     763
        Income taxes payable                                  (4,024)  (4,243)
                                                              ------   ------

Net cash provided by (used in) operating activities            3,438   (2,522)

Investing activities
Capital expenditures                                          (5,498)  (5,509)
Acquisition of AWC, net of cash acquired                           -  (10,352)
Other                                                              -       (1)
                                                              ------  --------

Net cash used in investing activities                         (5,498) (15,862)

Financing activities
Repayment of long-term obligations                            (4,655)    (281)
Proceeds from borrowings                                       6,629   17,926
Proceeds from exercise of stock options                          104         -
                                                            -------- ---------

Net cash provided from financing activities                    2,078   17,645
                                                             -------  -------

Net increase (decrease) in cash and cash equivalents              18     (739)
Cash and cash equivalents, beginning of period                 1,434    1,979
                                                             -------  -------

Cash and cash equivalents, end of period                      $1,452   $1,240
                                                              ======   ======




See accompanying notes.

                         AMERICAN SAFETY RAZOR COMPANY

       Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Classifications of inventories are as follows:

                                                        June 30,   December 31,
                                                          1998        1997
                                                        --------   ------------

                                                            (In thousands)

Raw materials                                           $21,244      $20,352
Work-in-process                                           6,664        5,596
Finished goods                                           24,938       23,128
Operating supplies                                        3,585        3,107
                                                        -------      -------
                                                         56,431       52,183
Excess of current cost over LIFO inventory value           (695)        (695)
                                                        -------      -------
                                                        $55,736      $51,488
                                                        =======      =======

NOTE C - OTHER INFORMATION

The Company's federal income tax returns for 1989 through 1994 have been examined by the IRS and the federal income tax return for 1996 is currently under examination by the IRS. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In June 1997, the IRS issued a statutory notice of deficiency disallowing substantially all of the Company's amortization deductions relating to the intangible assets. The Company disagrees with the IRS's disallowances and in September 1997, petitioned the U.S. Tax Court to review and redetermine such disallowances. The outcome of these proceedings cannot be predicted at this time and the Company will continue to evaluate the potential impact on its tax reserves relating to this case. However, the Company believes that the ultimate outcome of these issues will not have a materially adverse impact on the consolidated financial position or results of operations of the Company.

In March 1998, the Company recorded a restructuring charge of approximately $1.0 million which includes estimated costs of approximately $0.2 million to close the Sparks, Nevada cotton operations and approximately $0.8 million in severance and employee benefit costs relating to consolidation of the Company's domestic shaving razor and blade and cotton products sales forces and other personnel changes. At June 30, 1998, the unexpended costs, related to the restructuring, amounted to $0.6 million and are included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

NOTE D - LONG TERM OBLIGATIONS

At June 30 1998, the Company had utilized $20.3 million of its revolving credit facility and had approximately $29.7 million available for future borrowings under this facility.


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

The components of comprehensive income are as follows:

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       1998       1997      1998      1997
                                     --------   --------  --------  ---------
                                                   In thousands)

Net income                            $2,094      $3,385    $2,883    $5,939
Other comprehensive income
   Change in translation
   adjustment account                   (139)        198       (51)     (240)
                                      ------      ------    ------    ------

Total comprehensive income            $1,955      $3,583    $2,832    $5,699
                                      ======      ======    ======    ======


NOTE G - NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and also requires the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. This new standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.


NOTE H - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of June 30, 1998 and December 31, 1997, and for the six months ended June 30, 1998 and 1997, of American Safety Razor Company - the parent company, the guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis, and

    (2) The investment in subsidiaries is carried on the cost basis for purposes of the supplemental financial information. Earnings (losses) of subsidiaries are therefore not reflected in the related investment accounts.

During 1997, Ardell Industries, Inc., a non-guarantor subsidiary, was merged into American Safety Razor Company - the parent company.

Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.



                    Condensed Consolidating Balance Sheets

                                 June 30, 1998

                                (In thousands)

                                                                  Non-
                                                   Guarantor    guarantor
                                           ASR   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        -------- ------------  ------------  ------------  ------------
                                                                (Unaudited)

Assets
Current assets:
    Cash and cash equivalents           $  (136)    $     69       $ 1,519      $      -     $   1,452
     Trade receivables, net              19,088       11,803        11,749             -        42,640
    Advances receivable--subsidiaries    36,079            -         4,346       (40,425)            -
    Inventories                          30,470       14,413        11,743          (890)       55,736
    Income taxes and prepaid expenses     7,037         (331)          991             -         7,697
                                        -------     --------       --------    ---------     ---------

       Total current assets              92,538       25,954        30,348       (41,315)      107,525

Property and equipment, net              40,386       23,842         9,548             -        73,776
Intangible assets, net                   50,212       21,092           418             -        71,722
Prepaid pension cost and other              511        4,496            21             -         5,028
Investment in subsidiaries               39,706            -           900       (40,606)            -
                                        -------      -------      --------      ---------    ---------

       Total assets                    $223,353      $75,384       $41,235      $(81,921)     $258,051
                                       ========      =======       =======      ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, accrued
      expenses and other               $ 22,917      $11,287       $ 4,119      $      1      $ 38,324
     Advances payable--subsidiaries           -       40,332             -       (40,332)            -
    Current maturities of long-term
      obligations                         1,025          128           973             -         2,126
                                      ---------     --------       -------      --------      --------

       Total current liabilities         23,942       51,747         5,092       (40,331)       40,450

Long-term obligations                   120,784        2,697             -             -       123,481
Retiree health and insurance benefits
      and other                          15,069        9,950             -             -        25,019
Deferred income taxes                     3,683        2,956            87             -         6,726
                                       --------     --------       -------      --------      --------

       Total liabilities                163,478       67,350         5,179       (40,331)      195,676
                                       --------     --------       -------      --------      --------

Stockholders' equity
    Common Stock                            121          485            87          (572)          121
    Additional capital                   65,905       15,662        24,372       (40,034)       65,905
    Accumulated deficit                  (8,641)      (8,113)       14,973          (981)       (2,762)
    Dividends                             2,452            -        (2,452)            -             -
    Accumulated other
       comprehensive loss                    38            -          (924)           (3)         (889)
                                       --------      -------       -------      --------      --------
                                         59,875        8,034        36,056       (41,590)       62,375
                                       --------      -------       -------      --------      --------
       Total liabilities and
         stockholders' equity          $223,353      $75,384       $41,235      $(81,921)     $258,051
                                       ========      =======       =======      ========      ========




                    Condensed Consolidating Balance Sheets

                               December 31, 1997

                                (In thousands)

                                                                   Non-
                                                   Guarantor     guarantor
                                           ASR   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        -------  ------------  ------------  ------------  ------------
Assets
Current assets:
    Cash and cash equivalents          $    356      $   433       $   637      $      8      $  1,434
    Trade receivables, net               20,172       13,283        11,822             -        45,277
    Advances receivable--subsidiaries    33,608            -         4,299       (37,907)            -
    Inventories                          29,106       12,603        10,724          (945)       51,488
    Income taxes and prepaid expenses     5,730         (982)          361             -         5,109
                                       --------      -------       -------      --------       -------

       Total current assets              88,972       25,337        27,843       (38,844)      103,308

Property and equipment, net              39,836       23,135         9,972             -        72,943
Intangible assets, net                   51,205       21,585           446             -        73,236
Prepaid pension cost and other              297        4,277            20             -         4,594
Investment in subsidiaries               39,026            -           900       (39,926)            -
                                       --------      -------        ------      --------      --------

       Total assets                    $219,336      $74,334       $39,181      $(78,770)     $254,081
                                       ========      =======       =======      ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, accrued expenses
      and other                        $ 19,540      $ 13,346      $  3,576     $      3      $ 36,465
    Advances payable--subsidiaries            -        37,851             -      (37,851)            -
    Current maturities of long-term
      obligations                         1,020           138           949            -         2,107
                                       --------      --------      --------     ---------     --------

       Total current liabilities         20,560        51,335         4,525      (37,848)       38,572

Long-term obligations                   118,748         2,757             -            -       121,505
Retiree health and insurance benefits
      and other                          14,988         9,995             -            -        24,983
Deferred income taxes                     7,035         2,492            55            -         9,582
                                       --------      --------      --------     --------      --------

       Total liabilities                161,331        66,579         4,580      (37,848)      194,642
                                       --------      --------      --------     --------      --------

Stockholders' equity
    Common Stock                            121           485            85         (572)          121
    Additional capital                   65,801        15,662        23,694      (39,356)       65,801
    Accumulated deficit                 (10,407)       (8,392)       14,147         (993)       (5,645)
    Dividends                             2,452             -        (2,452)           -             -
    Accumulated other comprehensive
       loss                                  38             -          (873)          (3)         (838)
                                       --------      --------      --------     --------      --------
                                         58,005         7,755        34,601      (40,922)       59,439
                                       --------      --------      --------     --------      --------
       Total liabilities and
         stockholders' equity          $219,336       $74,334       $39,181     $(78,770)     $254,081
                                       ========       =======       =======     ========      ========




           Condensed Consolidating Statements of Income (Unaudited)
                        Six Months Ended June 30, 1998
                                (In thousands)

                                                                   Non-
                                                   Guarantor    guarantor
                                          ASR    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        ------   ------------  ------------  ------------  ------------

Net sales                               $69,474      $56,231       $24,527       $(9,970)     $140,262
Cost of sales                            40,934       47,212        18,790        (9,982)       96,954
                                        -------      -------       -------       -------       -------

Gross profit                             28,540        9,019         5,737            12        43,308

Selling, general and
    administrative expenses              19,188        5,859         5,064             -        30,111
Amortization of intangible assets           743          493            28             -         1,264
Restructuring charge                        731          184            88             -         1,003
                                        -------       ------        ------       -------       -------

Operating income                          7,878        2,483           557            12        10,930

Interest expense                          4,824        2,059          (734)            -         6,149
                                        -------      -------        ------       -------       -------
Income before income taxes                3,054          424         1,291            12         4,781
Income taxes                              1,288          145           465             -         1,898
                                        -------      -------        ------       -------       -------

Net income                              $ 1,766      $   279        $  826       $    12       $ 2,883
                                        =======      =======        ======       =======       =======



           Condensed Consolidating Statements of Income (Unaudited)
                        Six Months Ended June 30, 1997
                                (In thousands)

                                                                  Non-
                                                    Guarantor   guarantor
                                          ASR     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        -------   ------------  ------------  ------------  ------------

Net sales                               $72,547      $52,440       $23,690       $(9,891)     $138,786
Cost of sales                            43,015       41,512        18,150        (9,841)       92,836
                                        -------      -------       -------       -------      --------

Gross profit                             29,532       10,928         5,540           (50)       45,950

Selling, general and
    administrative expenses              17,777        6,107         4,975             -        28,859
Amortization of intangible assets           736          474            28             -         1,238
                                        -------       ------       -------       -------      --------

Operating income                         11,019        4,347           537           (50)       15,853

Interest expense                          4,541        1,829          (334)            -         6,036
                                        -------      -------        ------       -------      --------
Income (loss) before income taxes         6,478        2,518           871           (50)        9,817
Income taxes                              2,487        1,058           333             -         3,878
                                        -------      -------       -------       -------      --------

Net income (loss)                       $ 3,991      $ 1,460       $   538       $   (50)     $  5,939
                                        =======      =======       =======       =======      ========



         Condensed Consolidating Statements of Cash Flows (Unaudited)

                        Six Months Ended June 30, 1998

                                (In thousands)

                                                                   Non-
                                                   Guarantor    guarantor
                                          ASR    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        ------   ------------  ------------  ------------  ------------
Operating activities
Net cash provided by (used in)
    operating activities                 $3,619       $ (538)       $  402       $   (45)       $3,438

Investing activities
Capital expenditures                     (3,106)      (2,216)         (176)            -        (5,498)
Investment in subsidiaries                 (680)           -           680             -             -
Advances from (to) subsidiaries          (2,470)           -           (48)        2,518             -
                                         ------       ------         -----       -------        ------

    Net cash (used in) provided from
       investing activities              (6,256)      (2,216)          456         2,518        (5,498)

Financing activities
Repayment of long-term obligations       (4,564)         (91)            -             -        (4,655)
Proceeds from borrowings                  6,605            -            24             -         6,629
Proceeds for exercise of stock options      104            -             -             -           104
Advances from (to) subsidiaries               -        2,481             -        (2,481)            -
                                         ------       ------         -----        ------        ------

    Net cash provided from (used in)
       financing activities               2,145        2,390            24        (2,481)        2,078
                                         ------       ------         -----        ------        ------

Net (decrease) increase in cash and
   cash equivalents                        (492)        (364)          882            (8)           18
Cash and cash equivalents, beginning of
  period                                    356          433           637             8         1,434
                                         ------       ------        ------        ------        ------
    Cash and cash equivalents, end of
       period                             $(136)      $   69        $1,519        $    -        $1,452
                                          =====       ======        ======        ======        ======




         Condensed Consolidating Statements of Cash Flows (Unaudited)

                        Six Months Ended June 30, 1997

                                (In thousands)

                                                                  Non-
                                                   Guarantor    guarantor
                                          ASR    Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                        ------   ------------  ------------  ------------  ------------
Operating activities
Net cash (used in) provided by

    operating activities               $ (5,264)    $  2,382       $   473        $ (113)     $ (2,522)

Investing activities
Capital expenditures                     (4,438)        (536)         (535)            -        (5,509)
Purchase of AWC                               -      (10,352)            -             -       (10,352)
Other                                      (399)         398             -             -            (1)
Investment in subsidiaries               (9,300)           -         9,300             -             -
Advances from (to) subsidiaries           2,228            -             -        (2,228)            -
                                       --------      -------       -------        ------       -------

    Net cash (used in) provided from
       investing activities             (11,909)     (10,490)        8,765        (2,228)      (15,862)

Financing activities
Repayment of long-term obligations         (154)        (127)            -             -          (281)
Proceeds from borrowings                 17,200            -           726             -        17,926
Advances from (to) subsidiaries               -        8,540       (10,888)        2,348             -
                                        -------      -------       -------        ------       -------

    Net cash provided from (used in)
       financing activities              17,046        8,413       (10,162)        2,348        17,645
                                        -------      -------       -------        ------       -------

Net (decrease) increase in cash and
   cash equivalents                        (127)         305          (924)            7          (739)
Cash and cash equivalents, beginning
  of period                                 201           12         1,766             -         1,979
                                        -------      -------       -------       -------       -------
    Cash and cash equivalents, end of
       period                           $    74      $   317       $   842       $     7       $ 1,240
                                        =======      =======       =======       =======       =======


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Sales. Net sales for the three months ended June 30, 1998 and 1997, were $73.8 million and $75.7 million, respectively, a decrease of $1.9 million, or 3%.

Net sales of the Company's shaving razors and blades for the three months ended June 30, 1998, totaled $30.3 million, substantially unchanged compared to net sales for the three months ended June 30, 1997, of $30.2 million. Net sales of domestic branded shaving products were flat as sales gains relating to an increase in promotional activity offset the second quarter 1997 sales relating to a new product launch, sales of which significantly exceeded 1998 sales. Net sales of private brand shaving products decreased 10% due primarily to heavy promotional activity by certain competitors. Net sales of international shaving products increased 11% (excluding the 3% decrease due to the impact of unfavorable exchange rates) reflecting stronger sales, primarily in Latin America, Mexico, Europe and Africa.

Net sales of bladed hand tools and blades for the three months ended June 30, 1998 and 1997, were $11.6 million and $11.0 million, respectively, an increase of $0.6 million, or 5%. This growth primarily reflects increased sales of the Company's Ardell(TM) and American Line(TM) brands of products as a result of new distribution gains.

Net sales of industrial and specialty and medical blades for the three months ended June 30, 1998 and 1997, were $3.9 million and $4.1 million, respectively, a decrease of $0.2 million, or 5%. Sales of industrial and specialty products decreased 14% due primarily to inventory adjustments by certain customers. Sales of medical products increased 4% due primarily to increased distribution of products and from new product offerings.

Net sales of cotton and foot care products for the three months ended June 30, 1998 and 1997, were substantially unchanged at $20.8 million and $20.7 million, respectively.

Net sales of the Company's custom bar soap products for the three months ended June 30, 1998 and 1997, were $7.2 million and $9.7 million, respectively, a decrease of $2.5 million or 26%. This decrease results primarily from lower sales to certain of the Company's pharmaceutical/skin care customers whose sales have been impacted by weakness in Asian markets, the redesign of certain products by customers and customer inventory adjustments.

Gross Profit. Gross profit decreased $0.5 million to $23.8 million during the three months ended June 30, 1998, from $24.3 million for the three months ended June 30, 1997. As a percentage of net sales, gross profit was 32.3% for the three months ended June 30, 1998, and 32.1% for the three months ended June 30, 1997. This increase was due primarily to improved blade margins due to favorable product mix and lower manufacturing costs reflecting the Company's continuing efforts to manufacture products in a lower cost environment. This improvement in blade margins offset the negative impact on the Company's international operations of exchange rate fluctuations, the increased shipping costs and higher manufacturing overheads related primarily to the start-up of two new manufacturing facilities in the Company's cotton operations, and the effect of absorbing manufacturing overheads and depreciation over a lower sales base in the Company's soap operations.

Operating and Other Expenses. Selling, general and administrative expenses were 22.5% of net sales for the three months ended June 30, 1998, compared to 19.7% for the three months ended June 30, 1997. This increase primarily reflects an increase in promotional support for the Company's shaving blade products. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended

June 30, 1998 and 1997. Interest expense was substantially unchanged at $3.1 million for the three months ended June 30, 1998 and 1997.

The Company's effective income tax rate was 39.7% for the three months ended June 30, 1998 and 1997, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Sales. Net sales for the six months ended June 30, 1998 and 1997, were $140.3 million and $138.8 million, respectively, an increase of $1.5 million, or 1%.

Net sales of the Company's shaving razors and blades for the six months ended June 30, 1998, totaled $53.7 million, a 7% decrease compared to net sales for the six months ended June 30, 1997, of $57.6 million. Net sales of domestic branded and private brand shaving products decreased 17% and 9%, respectively. During the 1997 first half branded shaving products sales were favorably affected by the launch of a new product, sales of which significantly exceeded 1998 sales. Excluding sales of this product, branded sales were essentially flat. Net sales of private brand shaving products were down due primarily to heavy promotional activity by certain competitors. Net sales of international shaving products increased 6% (excluding the 3% decrease due to the impact of unfavorable exchange rates) reflecting stronger sales, primarily in Latin America, Mexico, the United Kingdom and Africa.

Net sales of bladed hand tools and blades for the six months ended June 30, 1998 and 1997, were $22.6 million and $20.9 million, respectively, an increase of $1.7 million, or 8%. This growth primarily reflects increased sales of the Company's Personna(R), Ardell(TM) and American Line(TM) brands of products as a result of new distribution gains and new product introductions in the Personna(R) line of products.

Net sales of industrial and specialty and medical blades for the six months ended June 30, 1998 and 1997, were $8.1 million and $8.0 million, respectively, an increase of $0.1 million, or 1%. Sales of industrial and specialty products decreased 5% due primarily to inventory adjustments by certain customers. Sales of medical products increased 7% due primarily to increased distribution of products and from new product offerings.

Net sales of cotton and foot care products for the six months ended June 30, 1998 and 1997, were $43.5 million and $35.0 million, respectively, an increase of $8.5 million or 24%. This increase primarily reflects sales resulting from the April 1997, acquisition of the Cotton Division of American White Cross, Inc. ("AWC") and sales growth across most product lines due primarily to increased distribution of products.

Net sales of the Company's custom bar soap products for the six months ended June 30, 1998 and 1997, were $12.4 million and $17.3 million, respectively, a decrease of $4.9 million or 28%. This decrease results primarily from lower sales to certain of the Company's pharmaceutical/skin care customers whose sales have been impacted by weakness in Asian markets, the redesign of certain products by customers and customer inventory adjustments.

Gross Profit. Gross profit decreased $2.7 million to $43.3 million for the six months ended June 30, 1998, from $46.0 million for the six months ended June 30, 1997. As a percentage of net sales, gross profit was 30.9% for the six months ended June 30, 1998, and 33.1% for the six months ended June 30, 1997. This decrease was due primarily to (i) lower margins in the Company's cotton operations due to increased shipping costs and higher manufacturing overheads related primarily to the start-up of two new manufacturing facilities and the generally lower margins associated with the acquired AWC business, and (ii) from the effect of absorbing manufacturing overheads and depreciation over a lower sales base in the Company's soap operations.

Operating and Other Expenses. Selling, general and administrative expenses were 21.5% of net sales for the six months ended June 30, 1998, compared to 20.8% for the six months ended June 30, 1997. This increase primarily reflects an increase in promotional support for the Company's shaving blade products. Amortization of goodwill and other intangible assets was substantially unchanged at $1.3 million for the six months ended June 30, 1998, and $1.2 million for the six months ended June 30, 1997. Interest expense was substantially unchanged at $6.1 million for the six months ended June 30, 1998, and $6.0 million for the six months ended June 30, 1997.

The restructuring charge of $1.0 million includes estimated costs of approximately $0.2 million to close the Sparks, Nevada cotton operations and approximately $0.8 million in severance and employee benefit costs relating to consolidation of the Company's domestic shaving razor and blade and cotton products sales forces and other personnel changes.

The Company's effective income tax rate was 39.7% for the six months ended June 30, 1998, and 39.5% for the six months ended June 30, 1997, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $3.4 million for the six months ended June 30, 1998. Net cash used in investing activities related to capital expenditures of $5.5 million for the six months ended June 30, 1998. Net cash provided by financing activities resulted from net borrowings of $2.0 million for the six months ended June 30, 1998.

At June 30, 1998, the Company had utilized $20.3 million of its revolving credit facility and had approximately $29.7 million available for future borrowings under this facility.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and tax obligations as well as support the Company's growth- oriented strategy for its existing business for at least the next 12 months. The Company anticipates that funding of any additional acquisitions will require additional borrowings under its revolving credit facility. The Company intends to maintain and further strengthen its financial condition and, in connection therewith, may from time to time consider other possible transactions, including other capital market transactions or disposition of businesses that no longer meet its strategic objectives.
Currently, the Company has not entered into any agreement or commitments concerning any such transactions.


New Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and also requires the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. This new standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.


Year 2000 Computer Issues

The Company has conducted a review of its computer systems to identify the hardware and software applications that will be affected by Year 2000 issues and has developed an implementation plan to resolve such issues. Substantially all Year 2000 issues will be resolved through the upgrade of existing hardware and software applications to current versions and releases. The Company is presently upgrading its hardware and software applications and expects its computer systems will be Year 2000 compliant by June 1999. Estimated Year 2000 compliance costs to be incurred are not expected to have a material effect on the Company's consolidated results of operations or financial position.

Forward-Looking Statements

This report contains  forward-looking  statements  relating to future results of
the  Company.   Such  forward-looking   statements  are  identified  by  use  of
forward-looking words such as "anticipates," "believes," "plans," "estimates,"

"expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

                          PART II, OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 4. Vote of Security Holders

        At its Annual Meeting on May 19, 1998, the stockholders of American Safety Razor Company took the following actions:

        1. Elected the following three directors for terms to expire at the 2001 Annual Meeting of Stockholders, with votes as indicated opposite each director's name:

                                    Voted For           Withheld Authority

           David W. Zalaznick       6,284,956 shares    761,362 shares
           John R. Lowden           6,287,156 shares    759,162 shares
           Paul D. Rhines           7,006,493 shares    39,825 shares

        2. Approved the appointment of Coopers & Lybrand, L.L.P., as independent auditors for the Company for the year ending December 31, 1998. The vote was 7,043,518 shares for approval, 2,300 shares against approval, and 500 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits - Exhibit 27 - Financial Data Schedule

         b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN SAFETY RAZOR COMPANY




August 4, 1998                         By /s/William C. Weathersby
--------------                         ---------------------------
Date                                      William C. Weathersby
                                          President




August 4, 1998                         By /s/Thomas G. Kasvin
--------------                         ---------------------------
Date                                      Thomas G. Kasvin
                                          Senior Vice President
                                          Chief Financial Officer