Form 10-Q
period 1998-09-30
AMERICAN SAFETY RAZOR CO
filed 1998-11-04
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________


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


(540) 248-8000
--------------
Registrant's telephone number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1998.

            Class                               Outstanding at October 28, 1998
            -----                               -------------------------------

Common Stock, $.01 Par Value                           12,110,049

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index
                                     -----


                                                                   Page Number
                                                                   -----------

Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            September 30, 1998 (Unaudited) and December 31, 1997             1

            Condensed Consolidated Statements of Income (Unaudited)
            Three and nine months ended
            September 30, 1998 and September 30, 1997                        3

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 1998 and September 30, 1997      4

            Notes to Condensed Consolidated Financial Statements             5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             13


Part II.    Other Information

   Item 1.  Legal Proceedings                                               17

   Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                                  18


                         AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                               September 30,      December 31,
                                                  1998             1997
                                               -------------      ------------
                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $  2,822         $  1,434
   Trade receivables, net                             45,492           45,277
   Inventories                                        54,642           51,488
   Income taxes receivable                             1,231              896
   Deferred income taxes                               3,385            2,803
   Prepaid expenses                                    2,508            1,410
                                                    --------         --------

      Total current assets                           110,080          103,308

Property and equipment                               122,230          114,649
Less accumulated depreciation                        (47,744)         (41,706)
                                                    --------         --------
                                                      74,486           72,943


Intangible assets, net:
   Goodwill                                           69,167           68,978
   Other                                               3,588            4,258
                                                    --------         --------
                                                      72,755           73,236

Prepaid pension cost and other                         5,518            4,594
                                                    --------         --------

Total assets                                        $262,839         $254,081
                                                    ========         ========




See accompanying notes.



                         AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                September 30,     December 31,
                                                   1998             1997
                                                -------------     ------------
                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $ 18,847         $ 15,704
   Accrued expenses and other                         17,958           20,761
   Current maturities of long-term obligations         3,393            2,107
                                                    --------         --------

      Total current liabilities                       40,198           38,572

Long-term obligations                                123,882          121,505

Retiree benefits and other                            25,065           24,983

Deferred income taxes                                  7,175            9,582
                                                    --------         --------

Total liabilities                                    196,320          194,642
                                                    --------         --------

Stockholders' equity:
   Common Stock, $.01 par value, 25,000,000
      shares authorized; 12,110,049 shares
      issued and outstanding at September 30, 1998
      (12,098,049 at December 31, 1997)                  121              121
   Additional capital                                 65,905           65,801
   Retained earnings (accumulated deficit)               940           (5,645)
   Accumulated other comprehensive loss                 (447)            (838)
                                                    --------         --------
                                                      66,519           59,439
                                                    --------         --------


Total liabilities and stockholders' equity          $262,839         $254,081
                                                    ========         ========



See accompanying notes.


                         AMERICAN SAFETY RAZOR COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)



                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      ------------------    -----------------

                                       1998       1997       1998      1997
                                     --------    -------   --------  --------

Net sales                             $80,171    $79,061   $220,433  $217,847
Cost of sales                          53,269     52,473    150,223   145,309
                                      -------    -------   --------  --------

   Gross profit                        26,902     26,588     70,210    72,538

Selling, general and administrative
   expenses                            17,006     15,414     47,117    44,273
Amortization of intangibles               632        617      1,896     1,855
Restructuring charge                        -          -      1,003         -
                                      -------    -------   --------   -------

   Operating income                     9,264     10,557     20,194    26,410

Interest expense                        3,124      3,155      9,273     9,191
                                      -------    -------    -------   -------

   Income before income taxes           6,140      7,402     10,921    17,219

Income taxes                            2,438      2,964      4,336     6,842
                                      -------    -------    -------   -------

   Net income                          $3,702     $4,438     $6,585   $10,377
                                       ======     ======     ======   =======

Basic earnings per share:
   Net income                           $0.31      $0.37      $0.54     $0.86
                                        =====      =====      =====     =====

   Weighted average number of shares
     outstanding                       12,110     12,094     12,107    12,093
                                       ======     ======     ======    ======
Diluted earnings per share:
   Net income                           $0.30      $0.36      $0.54     $0.85
                                        =====      =====      =====     =====

   Weighted average number of shares
     outstanding                       12,169     12,281     12,246    12,243
                                       ======     ======     ======    ======




See accompanying notes.



                         AMERICAN SAFETY RAZOR COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                             Nine Months Ended
                                                                September 30,
                                                             -----------------
                                                               1998     1997
                                                             -------  -------
Operating activities
Net income                                                    $6,585  $10,377
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                            9,000    8,265
      Amortization of financing costs                            406      408
      Retiree benefits and other                                (451)  (1,391)
      Deferred income taxes                                    1,035      445
      Changes in operating assets and liabilities,
      net of effects of acquisitions:
        Trade receivables                                        206   (8,447)
        Inventories                                           (2,799)  (5,508)
        Income taxes receivable                                 (335)       -
        Prepaid expenses                                      (1,098)      77
        Accounts payable                                       2,907    3,234
        Accrued and other expenses                            (2,860)  (1,421)
        Income taxes payable                                  (4,024)  (4,792)
                                                              ------  -------

Net cash provided by operating activities                      8,572    1,247

Investing activities
Capital expenditures                                          (8,635)  (9,305)
Acquisitions, net of cash acquired                              (571) (10,352)
Other                                                            (34)      (4)
                                                              ------  -------

Net cash used in investing activities                         (9,240) (19,661)

Financing activities
Repayment of long-term obligations                            (9,866)  (4,115)
Proceeds from borrowings                                      11,818   21,940
Proceeds from exercise of stock options                          104       42
                                                              ------  -------

Net cash provided from financing activities                    2,056   17,867
                                                              ------  -------

Net increase (decrease) in cash and cash equivalents           1,388     (547)
Cash and cash equivalents, beginning of period                 1,434    1,979
                                                              ------  -------

Cash and cash equivalents, end of period                      $2,822   $1,432
                                                              ======   ======




See accompanying notes.

                         AMERICAN SAFETY RAZOR COMPANY

       Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Classifications of inventories are as follows:

                                                   September 30, December 31,
                                                      1998            1997
                                                   ------------- ------------

                                                          (In thousands)

Raw materials                                           $20,796      $20,352
Work-in-process                                           6,548        5,596
Finished goods                                           24,364       23,128
Operating supplies                                        3,604        3,107
                                                        -------      -------
                                                         55,312       52,183
Excess of current cost over LIFO inventory value           (670)        (695)
                                                        -------      -------
                                                        $54,642      $51,488
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

In March 1998, the Company recorded a restructuring charge of approximately $1.0 million which includes estimated costs of approximately $0.2 million to close the Sparks, Nevada cotton operations and approximately $0.8 million in severance and employee benefit costs relating to consolidation of the Company's domestic shaving razor and blade and cotton products sales forces and other personnel changes. At September 30, 1998, the unexpended costs, related to the restructuring, amounted to $0.5 million and are included in accrued expenses and other in the accompanying condensed consolidated balance sheets.

NOTE D - PURCHASE OF WOLCO HOLLAND B.V.

On September 18, 1998, the Company purchased all of the capital stock of Wolco Holland B.V. ("Wolco") for an aggregate purchase price of approximately $2.6 million, including assumed liabilities of $0.8 million and estimated acquisition related expenses. The acquisition was financed by borrowings under the Company's revolving credit facility, internally generated funds and seller financing of $1.2 million and has been accounted for under the purchase method of accounting. Estimated goodwill resulting from the acquisition of $1.8 million is being amortized on a straight-line basis over a forty-year period. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at September 30, 1998.

Wolco is a packager and distributor of razor products to private label accounts in certain European markets.

Proforma combined results of operations of the Company and Wolco are not presented as the effects are not material.

Supplemental non-cash investing and financing activities related to the Wolco acquisition consist of (in millions):

       Fair value of assets acquired  $ 2.6
       Liabilities assumed             (0.8)
       Seller financing                (1.2)
                                      -----
       Cash paid                      $(0.6)
                                      =====


NOTE E - LONG TERM OBLIGATIONS

At September 30 1998, the Company had utilized $20.4 million of its revolving credit facility and had approximately $29.6 million available for future borrowings under this facility.

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


NOTE G - COMPREHENSIVE INCOME

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

The components of comprehensive income are as follows:

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                      ------------------    -----------------
                                       1998       1997       1998     1997
                                      -------    -------    -------  -------
                                                  (In thousands)

Net income                             $3,702    $4,438      $6,585  $10,377
Other comprehensive income
   Change in translation
   adjustment account                     442      (289)        391     (529)
                                       ------    ------      ------   ------

Total comprehensive income             $4,144    $4,149      $6,976   $9,848
                                       ======    ======      ======   ======

NOTE H - NEW ACCOUNTING STANDARD

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


NOTE I - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of September 30, 1998 and December 31, 1997, and for the nine months ended September 30, 1998 and 1997, of American Safety Razor Company - the parent company, the guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis, and

    (2) The investment in subsidiaries is carried on the cost basis for purposes of the supplemental financial information. Earnings (losses) of subsidiaries are therefore not reflected in the related investment accounts.

During 1997, Ardell Industries, Inc., a non-guarantor subsidiary, was merged into American Safety Razor Company - the parent company.

Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.



                    Condensed Consolidating Balance Sheets

                              September 30, 1998

                                (In thousands)

                                                                     Non-
                                                    Guarantor      guarantor
                                            ASR    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                         --------- ------------  ------------   ------------   ------------
                                                                 (Unaudited)
Assets
Current assets:
    Cash and cash equivalents             $      5     $   221       $ 2,596      $      -        $  2,822
    Trade receivables, net                  19,664      11,446        14,382             -          45,492
    Advances receivable--subsidiaries       35,957           -         4,153       (40,110)              -
    Inventories                             29,981      13,980        11,530          (849)         54,642
    Income taxes and prepaid expenses        6,270        (210)        1,064             -           7,124
                                          --------     -------       -------      --------        --------

       Total current assets                 91,877      25,437        33,725       (40,959)        110,080

Property and equipment, net                 41,373      23,946         9,167             -          74,486
Intangible assets, net                      49,724      20,845         2,186             -          72,755
Prepaid pension cost and other                 838       4,659            21             -           5,518
Investment in subsidiaries                  40,606           -           900       (41,506)              -
                                          --------     -------       -------      --------        -------

       Total assets                       $224,418     $74,887       $45,999      $(82,465)       $262,839
                                          ========     =======       =======      ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, accrued expenses
      and other                           $ 20,796     $10,927       $ 5,084      $     (2)       $ 36,805
     Advances payable--subsidiaries              -      40,070             -       (40,070)              -
    Current maturities of long-term
      obligations                            1,030         124         2,239             -           3,393
                                          --------     -------       -------      --------        --------

       Total current liabilities            21,826      51,121         7,323       (40,072)         40,198

Long-term obligations                      120,817       2,667           398             -         123,882
Retiree health and insurance benefits
      and other                             15,100       9,965             -             -          25,065
Deferred income taxes                        4,025       3,061            89             -           7,175
                                          --------     -------       -------      --------        --------

       Total liabilities                   161,768      66,814         7,810       (40,072)        196,320
                                          --------     -------       -------      --------        --------

Stockholders' equity
    Common Stock                               121         485            87          (572)            121
    Additional capital                      65,905      15,662        25,272       (40,934)         65,905
    Retained earnings (accumulated deficit) (5,866)     (8,074)       15,765          (885)            940
    Dividends                                2,452           -        (2,452)            -               -
    Accumulated other comprehensive loss        38           -          (483)           (2)           (447)
                                          --------     -------       -------      --------        --------
                                            62,650       8,073        38,189       (42,393)         66,519
                                          --------     -------       -------      --------        --------
       Total liabilities and
         stockholders' equity             $224,418     $74,887       $45,999      $(82,465)       $262,839
                                          ========     =======       =======      ========        ========



                    Condensed Consolidating Balance Sheets

                               December 31, 1997

                                (In thousands)

                                                                      Non-
                                                     Guarantor     guarantor
                                            ASR    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                          -------- ------------  ------------   ------------   ------------
Assets
Current assets:
    Cash and cash equivalents             $      3     $   433       $   637      $      8        $  1,434
    Trade receivables, net                  20,172      13,283        11,822             -          45,277
    Advances receivable--subsidiarie        33,608           -         4,299       (37,907)              -
    Inventories                             29,106      12,603        10,724          (945)         51,488
    Income taxes and prepaid expenses        5,730        (982)          361             -           5,109
                                          --------     -------       -------      --------        --------

       Total current assets                 88,972      25,337        27,843       (38,844)        103,308

Property and equipment, net                 39,836      23,135         9,972             -          72,943
Intangible assets, net                      51,205      21,585           446             -          73,236
Prepaid pension cost and other                 297       4,277            20             -           4,594
Investment in subsidiaries                  39,026           -           900       (39,926)              -
                                          --------     -------       -------      --------        --------

       Total assets                       $219,336     $74,334       $39,181      $(78,770)       $254,081
                                          ========     =======       =======      ========        ========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable, accrued expenses
      and other                           $ 19,540     $13,346       $ 3,576      $      3        $ 36,465
    Advances payable--subsidiaries               -      37,851             -       (37,851)              -
    Current maturities of long-term
      obligations                            1,020         138           949             -           2,107
                                          --------     -------       -------      --------        --------

       Total current liabilities            20,560      51,335         4,525       (37,848)         38,572

Long-term obligations                      118,748       2,757             -             -         121,505
Retiree health and insurance benefits
      and other                             14,988       9,995             -             -          24,983
Deferred income taxes                        7,035       2,492            55             -           9,582
                                          --------     -------       -------      --------        --------

       Total liabilities                   161,331      66,579         4,580       (37,848)        194,642
                                          --------     -------       -------      --------        --------

Stockholders' equity
    Common Stock                               121         485            85          (572)            121
    Additional capital                      65,801      15,662        23,694       (39,356)         65,801
    Accumulated deficit                    (10,407)     (8,392)       14,147          (993)         (5,645)
    Dividends                                2,452           -        (2,452)            -               -
    Accumulated other comprehensive loss        38           -          (873)           (3)           (838)
                                          --------     -------       -------      --------        --------
                                            58,005       7,755        34,601       (40,922)         59,439
                                          --------     -------       -------      ---------       --------
       Total liabilities and
         stockholders' equity             $219,336     $74,334       $39,181      $(78,770)       $254,081
                                          ========     =======       =======      ========        ========


           Condensed Consolidating Statements of Income (Unaudited)
                     Nine months Ended September 30, 1998
                                (In thousands)

                                                                      Non-
                                                     Guarantor     guarantor
                                            ASR    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                          -------- ------------  ------------   ------------   ------------
Net sales                                 $111,528     $85,134       $40,083      $(16,312)       $220,433
Cost of sales                               63,637      71,673        31,333       (16,420)        150,223
                                          --------     -------       -------      --------        --------

Gross profit                                47,891      13,461         8,750           108          70,210

Selling, general and
    administrative expenses                 30,286       8,882         7,949             -          47,117
Amortization of intangible assets            1,115         739            42             -           1,896
Restructuring charge                           731         184            88             -           1,003
                                          --------     -------       -------      --------        --------

Operating income                            15,759       3,656           671           108          20,194

Interest expense                             7,259       3,138        (1,124)            -           9,273
                                          --------     -------       -------      --------        --------
Income before income taxes                   8,500         518         1,795           108          10,921
Income taxes                                 3,535         200           601             -           4,336
                                          --------     -------       -------      --------        --------

Net income                                 $ 4,965     $   318       $ 1,194      $    108        $  6,585
                                           =======     =======       =======      ========        ========



           Condensed Consolidating Statements of Income (Unaudited)
                     Nine months Ended September 30, 1997
                                (In thousands)

                                                                     Non-
                                                     Guarantor     guarantor
                                            ASR    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                          -------- ------------  ------------   ------------   ------------
Net sales                                 $113,871     $83,442       $35,839      $(15,305)       $217,847
Cost of sales                               65,998      66,538        27,985       (15,212)        145,309
                                          --------     -------       -------      --------        --------

Gross profit                                47,873      16,904         7,854           (93)         72,538

Selling, general and
    administrative expenses                 27,672       9,232         7,369             -          44,273
Amortization of intangible assets            1,100         713            42             -           1,855
                                           -------     -------       -------       -------        --------

Operating income                            19,101       6,959           443           (93)         26,410

Interest expense                             6,964       2,900          (673)            -           9,191
                                          --------     -------       -------      --------        --------
Income (loss) before income taxes           12,137       4,059         1,116           (93)         17,219
Income taxes                                 4,703       1,712           427             -           6,842
                                          --------     -------       -------      --------        --------

Net income (loss)                         $  7,434     $ 2,347       $   689      $    (93)       $ 10,377
                                          ========     =======       =======      ========        ========



         Condensed Consolidating Statements of Cash Flows (Unaudited)

                     Nine months Ended September 30, 1998

                                (In thousands)

                                                                    Non-
                                                    Guarantor     guarantor
                                            ASR    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                          ------   ------------  ------------   ------------   ------------

Operating activities
Net cash provided by operating activities   $7,326      $  744        $  495        $    7          $8,572

Investing activities
Capital expenditures                        (5,498)     (3,040)          (97)            -          (8,635)
Purchase of Wolco                                -           -          (571)            -            (571)
Other                                           (9)          1           (26)            -             (34)
Investment in subsidiaries                  (1,578)          -         1,578             -               -
Advances from (to) subsidiaries             (2,777)          -           571         2,206               -
                                            ------      ------        ------        ------          ------

    Net cash (used in) provided from
       investing activities                 (9,862)     (3,039)        1,455         2,206          (9,240)

Financing activities
Repayment of long-term obligations          (9,244)       (136)         (486)            -          (9,866)
Proceeds from borrowings                    11,323           -           495             -          11,818
Proceeds for exercise of stock options         104           -             -             -             104
Advances from (to) subsidiaries                  2       2,219             -        (2,221)              -
                                            ------      ------        ------        ------          ------

    Net cash provided from (used in)
       financing activities                  2,185       2,083             9        (2,221)          2,056
                                            ------      ------        ------        ------          ------

Net (decrease) increase in cash and cash
   equivalents                                (351)       (212)        1,959            (8)          1,388
Cash and cash equivalents, beginning of
  period                                       356         433           637             8           1,434
                                            ------      ------        ------        ------          ------
    Cash and cash equivalents, end of
       period                               $    5      $  221        $2,596        $    -          $2,822
                                            ======      ======        ======        ======          ======


         Condensed Consolidating Statements of Cash Flows (Unaudited)

                     Nine months Ended September 30, 1997

                                (In thousands)

                                                                      Non-
                                                     Guarantor     guarantor
                                            ASR    Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                          -------  ------------  ------------   ------------   ------------

Operating activities
Net cash (used in) provided by
    operating activities                   $(3,496)    $ 4,552       $   131        $   60         $ 1,247

Investing activities
Capital expenditures                        (6,793)     (1,344)       (1,168)            -          (9,305)
Purchase of AWC                                  -     (10,352)            -             -         (10,352)
Other                                         (401)        397             -             -              (4)
Investment in subsidiaries                  (9,440)          -         9,437             3               -
Advances from (to) subsidiaries              3,040           -             -        (3,040)              -
                                           -------     -------       -------        ------         -------

    Net cash (used in) provided from
       investing activities                (13,594)    (11,299)        8,269        (3,037)        (19,661)

Financing activities
Repayment of long-term obligations          (3,927)       (188)            -             -          (4,115)
Proceeds from borrowings                    20,916           -         1,024             -          21,940
Proceeds from exercise of stock options         42           -             -             -              42
Advances from (to) subsidiaries                  -       6,992       (10,014)        3,022               -
                                           -------     -------       -------        ------         -------

    Net cash provided from (used in)
       financing activities                 17,031       6,804        (8,990)        3,022          17,867
                                           -------     -------       -------        ------         -------

Net (decrease) increase in cash and cash
   equivalents                                 (59)         57          (590)           45            (547)
Cash and cash equivalents, beginning of
  period                                       201          12         1,766             -           1,979
                                           -------     -------       -------        ------         -------
    Cash and cash equivalents, end of
       period                              $   142     $    69       $ 1,176        $   45         $ 1,432
                                           =======     =======       =======        ======         =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. On September 18, 1998, the Company purchased all of the capital stock of Wolco Holland B.V. ("Wolco"), a packager and distributor of razor products in certain European markets.


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Sales. Net sales for the three months ended September 30, 1998 and 1997, were $80.2 million and $79.1 million, respectively, a increase of $1.1 million, or 1%.

Net sales of the Company's shaving razors and blades for the three months ended September 30, 1998, totaled $33.9 million, a 7% increase compared to net sales for the three months ended September 30, 1997, of $31.7 million. Net sales of domestic branded shaving products increased 2% and were negatively impacted by the third quarter 1997 sales relating to a new product launch, sales of which significantly exceeded 1998 third quarter sales. Excluding sales of this product, branded sales were up 10% reflecting sales gains relating to an increase in promotional activity and increased distribution of the Company's MBC(TM) products. Net sales of private brand shaving products decreased 6% due primarily to heavy promotional activity by competitors and reduced promotional support of several of the Company's products by certain customers. Net sales of international shaving products increased 25% (excluding the 3% decrease due to the impact of unfavorable exchange rates) reflecting stronger sales, primarily in Latin America, Mexico, Europe and Africa.

Net sales of bladed hand tools and blades for the three months ended September 30, 1998 and 1997, were $13.4 million and $12.2 million, respectively, an increase of $1.2 million, or 10%. This growth primarily reflects increased sales of the Company's Ardell(TM) and American Line(TM) brands of products as a result of new distribution gains.

Net sales of industrial and specialty and medical blades for the three months ended September 30, 1998 and 1997, were $4.0 million and $4.3 million, respectively, a decrease of $0.3 million, or 8%. Sales of industrial and specialty products decreased 18% due primarily to inventory adjustments by certain customers and mix shifts to lower priced blade products. Sales of medical products increased 2% due primarily to increased distribution of products.

Net sales of cotton and foot care products for the three months ended September 30, 1998 and 1997, were $22.4 million and $23.2 million, respectively, a decrease of $0.8 million or 4%. This decrease results primarily from issues related to the start-up of two new manufacturing facilities which have led to delays in shipping products to customers.

Net sales of the Company's custom bar soap products for the three months ended September 30, 1998 and 1997, were $6.5 million and $7.7 million, respectively, a decrease of $1.2 million or 16%. This decrease results primarily from lower sales to certain of the Company's pharmaceutical/skin care customers whose sales have been impacted by weakness in Asian markets, the redesign of certain products by customers and customer inventory adjustments.

Gross Profit. Gross profit increased $0.3 million to $26.9 million during the three months ended September 30, 1998, from $26.6 million for the three months ended September 30, 1997. As a percentage of net sales, gross profit was unchanged at 33.6% for the three months ended September 30, 1998, and 1997. Blade margins improved due to favorable product mix and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. This improvement in blade margins was offset by (i) increased shipping costs and higher manufacturing overheads related primarily to the start up of two manufacturing facilities in the Company's cotton operations, and (ii) the effect of absorbing manufacturing overheads and depreciation over a lower sales base in the Company's soap operations.

Operating and Other Expenses. Selling, general and administrative expenses were 21.2% of net sales for the three months ended September 30, 1998, compared to 19.5% for the three months ended September 30, 1997. This increase primarily reflects an increase in promotional support for the Company's shaving blade products. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended September 30, 1998 and 1997. Interest expense was substantially unchanged at $3.1 million for the three months ended September 30, 1998, compared to $3.2 million for the three months ended September 30, 1997.

The Company's effective income tax rate was 39.7% for the three months ended September 30, 1998, compared to 40.0% for the three months ended September 31, 1997, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales. Net sales for the nine months ended September 30, 1998 and 1997, were $220.4 million and $217.8 million, respectively, an increase of $2.6 million, or 1%.

Net sales of the Company's shaving razors and blades for the nine months ended September 30, 1998, totaled $87.7 million, a 2% decrease compared to net sales for the nine months ended September 30, 1997, of $89.3 million. Net sales of domestic branded and private brand shaving products decreased 10% and 8%, respectively. During the first nine months of 1997 branded shaving products sales were favorably affected by the launch of a new product, sales of which significantly exceeded 1998 sales. Excluding sales of this product, branded sales were up 2% reflecting an increase in promotional activity and increased distribution of the Company's MBC(TM) products. Net sales of private brand shaving products were down due primarily to heavy promotional activity by competitors and reduced promotional support of several of the Company's products by certain customers. Net sales of international shaving products increased 12% (excluding the 3% decrease due to the impact of unfavorable exchange rates) reflecting stronger sales, primarily in Latin America, Mexico, the United Kingdom and Africa.

Net sales of bladed hand tools and blades for the nine months ended September 30, 1998 and 1997, were $36.1 million and $33.1 million, respectively, an increase of $3.0 million, or 9%. This growth primarily reflects increased sales of the Company's Personna(R), Ardell(TM) and American Line(TM) brands of products as a result of new distribution gains and new product introductions in the Personna(R) line of products.

Net sales of industrial and specialty and medical blades for the nine months ended September 30, 1998 and 1997, were $12.0 million and $12.3 million, respectively, a decrease of $0.3 million, or 2%. Sales of industrial and specialty products decreased 9% due primarily to inventory adjustments by certain customers and mix shifts to lower priced blade products. Sales of medical products increased 5% due primarily to increased distribution of products.

Net sales of cotton and foot care products for the nine months ended September 30, 1998 and 1997, were $65.8 million and $58.1 million, respectively, an increase of $7.7 million or 13%. This increase primarily reflects sales resulting from the April 1997, acquisition of the Cotton Division of American White Cross, Inc. ("AWC").

Net sales of the Company's custom bar soap products for the nine months ended September 30, 1998 and 1997, were $18.8 million and $25.0 million, respectively, a decrease of $6.2 million or 25%. This decrease results primarily from lower sales to certain of the Company's pharmaceutical/skin care customers whose sales have been impacted by weakness in Asian markets, the redesign of certain products by customers and customer inventory adjustments.

Gross Profit. Gross profit decreased $2.3 million to $70.2 million for the nine months ended September 30, 1998, from $72.5 million for the nine months ended September 30, 1997. As a percentage of net sales, gross profit was 31.9% for the nine months ended September 30, 1998, and 33.3% for the nine months ended September 30, 1997.

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

Operating and Other Expenses. Selling, general and administrative expenses were 21.4% of net sales for the nine months ended September 30, 1998, compared to 20.3% for the nine months ended September 30, 1997. This increase primarily reflects an increase in promotional support for the Company's shaving blade products.

Amortization of goodwill and other intangible assets was substantially unchanged at $1.9 million for the nine months ended September 30, 1998 and 1997. Interest expense was substantially unchanged at $9.3 million for the nine months ended September 30, 1998, compared to $9.2 million for the nine months ended September 30, 1997.

The restructuring charge of $1.0 million includes estimated costs of approximately $0.2 million to close the Sparks, Nevada cotton operations and approximately $0.8 million in severance and employee benefit costs relating to consolidation of the Company's domestic shaving razor and blade and cotton products sales forces and other personnel changes.

The Company's effective income tax rate was 39.7% for the nine months ended September 30, 1998 and 1997, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities for the nine months ended September 30, 1998, amounted to $8.6 million. Net cash used in investing activities for the nine months ended September 30, 1998, related primarily to capital expenditures of $8.6 million and the purchase of Wolco for $0.6 million. Net cash provided by financing activities for the nine months ended September 30, 1998, resulted primarily from net borrowings of $2.0 million.

At September 30, 1998, the Company had utilized $20.4 million of its revolving credit facility and had approximately $29.6 million available for future borrowings under this facility.

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


New Accounting Standard

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and also requires the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. This new standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's consolidated results of operations or financial position.

Year 2000 Computer Issues

The Company has assessed the Year 2000 readiness of both its information technology and non-information technology systems. The system components covered in the assessment include: application systems supporting business operations, data warehouse systems, computer server hardware and software, telecommunications network components (LANs and WAN), telephone systems (PBX, call accounting, voice mail), manufacturing process control systems, engineering and graphics design systems, bar-coding scanning hardware and software, personal computers, and building/facilities (security, air conditioning, etc.). Based on this assessment, an implementation plan has been developed which is expected to resolve any known compliance issues.

The Company's most critical systems are expected to be Year 2000 compliant by the end of 1998 and all systems are expected to be Year 2000 compliant by June 1999. All known compliance issues relating to the corporate business application systems and server have been addressed and a Year 2000 compliant human resource and payroll system is on schedule to be fully implemented by June 1999. Most of the Company's telephone systems and telecommunications network components are compliant and the remainder are planned to be compliant by the end of the first quarter of 1999. A review of manufacturing control systems and building/facilities systems has revealed no significant issues to date. However, further evaluation is planned during the first half of 1999. Other issues which are expected to be resolved by June 1999, include the upgrade of selected international application systems (impacts less than 40 system users) and completing required personal computer upgrades.

The Company's EDI software has been upgraded to a Year 2000 compliant version. Testing with trading partners began during 1998 and will continue during 1999. The Company's EDI software supports both a 2 digit year and 4 digit year to support the varying Year 2000 compliance methods used by EDI partners. A Year 2000 survey was sent to suppliers and so far, no compliance issues which will impact the business have been identified. The suppliers used for the Company's voice and data networks have issued statements confirming their intentions to be Year 2000 compliant by the end of 1999.

Development of a Year 2000 contingency plan is presently under consideration. The Company will continue to monitor key business partners' compliance status as well as its own internal systems status and develop contingency plans as deemed appropriate. The Company does not expect that Year 2000 issues will have a material effect on the Company's consolidated results of operations or financial position. Since most of the Company's Year 2000 issues are being addressed through normal planned upgrades, incremental external Year 2000 costs are expected to be minimal, approximating $100,000, of which approximately one half is planned to be spent in the fourth quarter of 1998 and the balance in 1999.

Readers are cautioned that forward-looking statements contained in the Year 2000 Computer Issues should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements" below.



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


Item 1.  Legal Proceedings

       None.


Item 6.  Exhibits and Reports on Form 8-K

       a. Exhibits - Exhibit 27 - Financial Data Schedule

       b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN SAFETY RAZOR COMPANY




November 4, 1998                       By /s/William C. Weathersby
----------------                          ------------------------
Date                                      William C. Weathersby
                                          President



November 4, 1998                       By /s/Thomas G. Kasvin
----------------                          -----------------------
 Date                                     Thomas G. Kasvin
                                          Senior Vice President
                                          Chief Financial Officer