Form 10-K
period 1998-12-31
AMERICAN SAFETY RAZOR CO
filed 1999-03-30
CIK 750339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K
                                   ----------

         [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 17,  1999,  12,110,049  shares of the  Registrant's  Common
Stock were outstanding. The aggregate market value of the Registrant's Common Stock, which is the only class of voting stock of the Registrant, held by non-affiliates was approximately $127,793,559 based on the closing sales price of March 17, 1999. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

                                Table of Contents

                                     Part I
                                                                          Page

Item 1.    Business........................................................  1

           Introduction to Our Business....................................  1
           Product Lines...................................................  2
           Sales and Marketing.............................................  3
           Manufacturing...................................................  4
           Raw Materials...................................................  5
           Competition.....................................................  5
           Other Factors Affecting Our Business............................  6

Item 2.    Properties......................................................  9

Item 3.    Legal Proceedings............................................... 10

Item 4.    Submission of Matters to a Vote of Security Holders............. 10


                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................... 10

Item 6.    Selected Financial Data......................................... 11

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 12

Item 8.    Financial Statements and Supplementary Data..................... 20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 20

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant...............21

Item 11.   Executive Compensation.......................................... 23

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.................................................. 26

Item 13.   Certain Relationships and Related Transactions.................. 28

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedule and Reports
           on Form 8-K..................................................... 29

           Signatures...................................................... 30

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

                                     PART I

ITEM 1 - Business

Introduction to Our Business

         Established in 1875, American Safety Razor Company (together with its subsidiaries, the "Company") is a leading manufacturer of high-quality private label and value brand consumer products. We operate our business in three segments consisting of Razors and Blades (which includes three product lines: consumer shaving razors and blades, both store and value brand, blades and bladed hand tools and specialty industrial and medical blades); Cotton and Foot Care and Custom Bar Soap. We distribute our products principally through the following retail channels: national mass merchandisers (Wal-Mart, Target and Kmart), drug stores (CVS, Walgreens and RiteAid), supermarkets (Safeway, Publix and Albertson's) and home improvement centers (Home Depot, TruServ and Sherwin
Williams). For the fiscal year ended December 31, 1998, we had net sales of $297.5 million.

         We are the largest manufacturer of private label and value brand consumer shaving razors and blades in the United States, and are the fourth largest manufacturer in the total domestic consumer shaving market (based on market research data for 1998 prepared by an independent market research firm). These products, which generated $119.0 million of 1998 net sales worldwide, represent 40.0% of total net sales and consisted of $68.5 million of domestic net sales and $50.5 million of international net sales. Our products provide consumers with a value-priced alternative to more heavily advertised premium priced brands, while providing retailers with attractive margins. Our shaving razor and blade products are primarily sold both under a retailer's store brand and under our value brand names such as Personna(R), GEM(R), Flicker(R), MBC(TM), Burma Shave(R) and Tri-Flexxx(TM). We market both complete razor and blade systems and components which can be used alone or with most other premium priced brands. Based on independent consumer tests, our products perform at levels comparable to the premium priced products. We are the only domestic provider of a complete line of private label disposable razors, blade shaving systems and replacement blades. We attribute our leadership in the private label and value brand markets to our long history of dedication to quality, low-cost manufacturing and competitive pricing.

         We believe that we are the largest single manufacturer of both premium and value-priced replacement blades for bladed hand tools (based on publicly available information and Company estimates). Our premium and value-priced blades and bladed hand tools are sold primarily under our Personna(R), American Line(TM) and Ardell(TM) brand names. These products generated $48.9 million of 1998 net sales representing 16.4% of total net sales. This product category capitalizes on our precision shaving blade technology and includes such items as single-edge blades, utility and carpet knives and replacement blades and paint scrapers. Our blades and bladed hand tools are sold to consumers and professionals through home-improvement centers/Do-It-Yourself retailers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

         We have leveraged our technical and manufacturing expertise by developing a line of high-quality specialty industrial and medical blades. These products generated $16.1 million of 1998 net sales, representing 5.4% of total net sales. These specialty industrial blades are used in manufacturing processes employed by a variety of industries including food-processing, fiber cutting and automotive. In addition, we manufacture and market carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna(R) brand name to customers including Allegiance Health Care, McKesson General Medical and Owens & Minor.

         We believe we are the leading private label and value brand manufacturer of a full line of personal care cotton and foot care products in the United States. This segment generated $87.3 million of 1998 net sales, representing 29.3% of total net sales. Our cotton and foot care segment offers a full product line including cotton swabs, cotton balls, puffs, cosmetic pads, cotton rolls, pocket tissue, and foot care products. We have achieved market leadership in this category due to a series of strategic acquisitions, including Megas Beauty Care, Inc. in 1994, Absorbent Cotton Company in 1995 and the purchase of certain assets of the American White Cross ("AWC") business in 1997.

         We are a leading domestic manufacturer of cosmetic, bath, pharmaceutical and specialty custom bar soaps. This segment generated $26.2 million of 1998 net sales, representing 8.8% of total net sales, and is marketed primarily under customers' brand names. Our major customers include Estee Lauder, Johnson & Johnson and the NuSkin Corporation.

Operating Strategy

         In order to steadily grow our business, improve operations and lower our cost structure, our operating strategy is focused on five primary areas:

         o Increase trade penetration through improved sales and marketing efforts. We believe that private label and value brand products generally offer higher margins to retailers and significant savings to consumers over premium priced products. We intend to improve our trade channel penetration by leveraging our traditional strengths in key consumer product categories by improving the effectiveness of our sales and marketing efforts. Our marketing efforts will continue to focus on improved packaging and point of sale promotional activities. In addition, we expect to improve coordination between our sales and production functions to increase order-fill rates, reduce our inventory levels and improve efficiency in our production lines.

         o Expand international market penetration and enter new markets. The international market for the shaving razor and blade category is approximately four times the size of the U.S. market. We expect to expand into new markets while continuing to grow within our current markets. We will continue to develop relationships with distributors in targeted markets and establish local sales and marketing organizations to take advantage of specific regional opportunities. To this end, we acquired Wolco Holland B.V. in September 1998, which distributes shaving products into Northern European markets. Our international sales in all our business segments were $59.6 million in 1998.

         o Develop and introduce new products. We are continuously evolving our primary product lines with product improvements, new innovations and line extensions. We are currently planning to launch our new three-blade shaving system, Tri-Flexxx(TM), to the U.S. market in the second quarter of 1999. This new shaving system is designed to fit the Gillette Sensor(R) and SensorExcel(R) handles, and will allow us to address the new three blade standard being set by the Gillette Mach3(TM).

         o Continue to grow blades and bladed hand tools product line. Our blades and bladed hand tools product line is highly regarded for quality performance and maintains strong levels of professional loyalty. Sales of these products were $48.9 million in 1998. Historically, this part of our business has grown internally through increased market penetration in the professional and Do-it-Yourself retail channels. Our goal is to improve upon the historical steady growth in this strong product category by refocusing on new product introductions.

        o Reduce operating costs. We have implemented a number of initiatives to reduce operating costs and increase productivity and efficiency in our consumer shaving and cotton and foot care product lines. Over the last three years we have been able to reduce manufacturing costs in our consumer shaving product line by opening a highly automated blade manufacturing facility in Knoxville, Tennessee, and expanding our low-cost injection molding, assembly and packaging operation in Obregon, Mexico. The integration in 1997 of our industrial blade business into our Verona, Virginia facility permitted us to close manufacturing facilities in Union and Maplewood, New Jersey. In addition, since our acquisition of AWC, we have made significant progress in reorganizing our six cotton and foot care manufacturing facilities.


Product Lines

         Our business  operations are  concentrated  in three product  segments:
Razors and Blades; Cotton and Foot Care; and Custom Bar Soap. Within the Razors and Blades segment we offer three product lines: Consumer Shaving Razors and Blades; Blades and Bladed Hand Tools; and Specialty Industrial and Medical Blades.

         The following table sets forth net sales and percentage of total net sales by segment and for product lines for the years ended December 31, 1996, 1997 and 1998.

                                                        1996                 1997                1998
                                                  ---------------      -----------------    ----------------
                                                                     (dollars in millions)
Razors and Blades
  Consumer shaving razors and blades (1)          $114.4     43.9%     $120.8      40.8%    $119.0     40.0%
  Blades and bladed hand tools                      40.7     15.6        45.4      15.3       48.9     16.4
  Specialty industrial and medical blades           16.5      6.4        16.4       5.5       16.1      5.4
                                                 -------   ------     -------    ------    -------   ------
      Total                                        171.6     65.9       182.6      61.6      184.0     61.9
Cotton and foot care (2)                            55.8     21.4        80.4      27.1       87.3     29.3
Custom bar soap                                     33.2     12.7        33.6      11.3       26.2      8.8
                                                 -------   ------     -------    ------    -------   ------
      Total                                       $260.6    100.0%     $296.6     100.0%    $297.5    100.0%
                                                  ======    =====      ======     =====     ======    =====

(1) Fiscal  1996   includes  net  sales  of  Bond of  $11.2  million  since  its acquisition on March 29, 1996.

(2) Fiscal 1997 includes net sales of AWC of $21.1 million since its acquisition on April 22, 1997.


         Consumer Shaving Razors and Blades. We design, manufacture and market a full line of shaving razors and blades, including single-edge, double-edge and injector blades, twin-blade fixed and pivoting head cartridges, moving-blade cartridges, disposables, single-edge razors, women's shaving razors and special-purpose shaving blades. We provide both total shaving systems and components which can be used alone or with most other nationally recognized premium brands. These shaving products are marketed under our own brands or under the store brands of our private label shaving razor and blade customers.

         Blades and Bladed Hand Tools. We design, manufacture and market replacement blades and bladed hand tools, such as single-edge blades, utility blades and knives, carpet blades and knives and paint scrapers primarily under our Personna(R), American Line(TM) and Ardell(TM) brand names. The majority of our blades and bladed hand tools are sold to retail customers through home improvement centers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

         Specialty Industrial and Medical Blades. We design, manufacture and market disposable blades for both the industrial and medical markets. Although the specialty industrial blade market is large and diverse, our products are specially designed for niche industrial applications. These specialty industrial blades perform many of the cutting, slicing or chopping functions involved in manufacturing processes employed by a variety of industries including food processing, fiber cutting and automotive. We manufacture and market carbon and stainless-steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health-care markets under the Personna(R) brand name.

         Cotton and Foot Care. We believe we are one of the largest private label manufacturers and distributors of cotton swabs, cotton balls and puffs and cotton cosmetic pads. In addition, we also manufacture cotton roll, foot care products and pocket tissue. All of the foregoing products are sold under retailers' private label as well as our own value brands: Megas(R), ACCO(R), Cottonettes(R) and Crystal(R). We believe that we are one of the few personal care cotton products manufacturers and distributors that can bleach its own cotton--a process integral to the production of cotton products.

         Custom Bar Soap. We manufacture custom-designed and formulated bar soap for sale to a broad variety of pharmaceutical, skin care and department store customers, primarily under such customers' own brand names. Our flexible manufacturing equipment, product design and development capabilities and reputation for high quality allow us to compete in all major custom bar soap market segments. Our expansion of synthetic soap manufacturing capacity in a new highly efficient manufacturing facility in Columbus, Indiana, reflects our commitment to new product development and a competitive cost structure.


Sales and Marketing

         Our sales and marketing organization is divided into the following five sales groups, based on distribution channel and target customers: (1) consumer products, (2) international, (3) Do-it-Yourself and Industrial; (4) medical and
(5) soap. Our products
are sold through our major distribution channels utilizing internal sales and marketing resources, as well as third-party distributors and manufacturers' representatives. Our sales personnel receive a fixed salary plus a bonus based on sales performance or our earnings.

         Consumer Products. Our private label and value brand shaving razors and blades and cotton and foot care products are sold through mass merchandisers, drug stores and supermarket chains. Our sales of consumer and personal care products are managed by a vice president who oversees field sales and related personnel. Marketing support for the value brand shaving razors and blades and cotton and foot care products focuses on temporary price reductions, point of sale promotions and direct mail advertisements and is managed by a vice president. To assist stores in promoting their private label shaving and cotton and foot care products, we help customers develop customized marketing programs, including managing product introductions and promotional planning support. In addition, such merchandising vehicles as trial-size programs, floor displays, point of purchase advertising, bonus sizes, coupons, rebates, store signs and promotional packs are available and incorporated into individual customers' programs. We also provide customers with market research to assist in determining the effectiveness of various marketing programs.

         International Sales. Our international shaving razors and blades sales effort is headed by a vice president who directs daily activities through group managers responsible for specific geographic regions. We use a variety of sales strategies and organizations, each tailored to the specific geographic locations in which we sell our products, including extensive use of local distributors. We have a manufacturing and packaging facility in Mexico, a manufacturing, warehousing and packaging facility in Nazareth Illit, Israel, warehousing and packaging operations in Puerto Rico and the United Kingdom, and warehousing facilities in Canada to further our penetration in those markets.

         Do-it-Yourself and Industrial. We sell blades and bladed hand tools to national and regional chains of home-improvement/ Do-it-Yourself centers and paint centers as well as hardware co-op, wholesale buying groups, and industrial distributors. Specialty industrial blades are sold to direct users, original equipment manufacturers and to a wide variety of distributors who service professional and niche segments. Overall management of the industrial division is headed by a vice president with specific responsibilities assigned to a director of field sales, director of market development and a general manager in Europe. Marketing needs for the entire division are overseen by a marketing manager who reports to the vice president.

         Medical. We distribute medical blades to hospitals, nursing homes and other health care practitioners. Our medical blade sales efforts are headed by a vice president who oversees a number of regional managers. We focus our medical blade marketing efforts primarily through targeted trade-journal advertising, direct mail promotions and medical trade shows.

         Soap. Our soap sales effort is headed by a vice president--general manager who oversees a number of sales people and national account representatives who work with customers to custom design soap products and programs. We also utilize manufacturers' representatives to sell our products to customers in the hospitality industry, such as hotels, and to market our line of industrial and corporate promotional products.


Manufacturing

         We are a fully integrated manufacturer of shaving razors and blades, blades for use with bladed hand tools and specialty industrial and medical blades. Our manufacturing processes include blade forming, heat treating and coating, plastic injection molding and assembly and packaging. Blades are manufactured at our facilities in Verona, Virginia, Knoxville, Tennessee, and Nazareth Illit, Israel. We operate a low-cost, highly efficient injection molding, packaging and assembly facility in Obregon, Mexico. In July 1995, we purchased a new facility in Knoxville, Tennessee in order to develop a fully integrated shaving razors and blades manufacturing operation. During 1998, we completed our three-year manufacturing plan to develop this fully integrated facility which now performs all operations attendant to the manufacture, molding, assembly and packaging of shaving razors and blades. In 1997, we restructured our industrial blade business, moving substantially all of our operations into a single facility in Verona, Virginia, and closed our manufacturing facilities in Union and Maplewood, New Jersey.

         Proprietary manufacturing processes allow us to produce a wide variety of products of different quantities, sizes and packaging while maintaining a high level of quality. We are continually working to improve our blade-making productivity by adding new technologies and/or manufacturing processes. Most of the processes that we use to manufacture products are proprietary.

         The production of our cotton and foot care products starts with the receipt of cotton fibers in bales. The cotton is bleached, either internally or through the use of contract bleachers. Once the cotton has been bleached, the cotton is processed into yarn which is then used either in the production of cotton balls, cotton swabs, cotton pads or other cotton products. Our cotton and foot care products are manufactured at our facilities in Cleveland, Ohio, Valley Park, Missouri, Dayville, Connecticut, Canavanas, Puerto Rico, and Nogales, Mexico.

         The manufacture of soap is a specialized process which involves the reaction between tallow (animal fat), vegetable oil or a fatty acid with a caustic substance (called an alkaline) and water. The resulting soap mixture is then treated with additives to decrease the harshness of the substance and to give the soap functional or cosmetic applications. We have the ability to produce soap through four different manufacturing processes, producing a variety of soap products with different characteristics. We manufacture soap in our Dayton, Ohio and Columbus, Indiana facilities.


Raw Materials

         The principal raw materials used by us in the manufacture of razor and blade products are stainless and carbon steel, plastics and packaging supplies, all of which are normally readily available in the marketplace. While all raw materials are purchased from outside sources, we are not dependent upon any single supplier in our operations for any materials essential to our business or not otherwise commercially available to us. We have been able to obtain an adequate supply of raw materials, and no shortage of raw materials is currently anticipated.

         The principal raw materials used by us in the manufacture of our cotton and foot care products include cotton fiber, plastic and paper sticks for cotton swabs, foam insoles and packaging supplies. We have developed several different qualified sources for our key material requirements. We bleach cotton internally for a portion of our production requirements while also maintaining relationships with several sources for outside contract bleaching.

         The prices of certain of the raw materials used in our cotton and foot care operations are subject to commodity price volatility, particularly with respect to cotton fiber and paper sticks, which may affect the profitability of our cotton and foot care products. We have been able to obtain an adequate supply of high-quality raw materials, and no shortage of raw materials is currently anticipated.

         The principal raw materials used by us in the manufacture of our custom bar soap products are tallow, various chemicals, coconut oil, fatty acids, fragrances and packaging supplies. The prices of certain of the raw materials used by us, such as coconut oil and fatty acids, are volatile, which may affect the profitability of our soap products. We have been able to obtain an adequate supply of high-quality raw materials, and no shortage of raw materials is currently anticipated.


Competition

         The shaving razor and blade market is competitive and sensitive to changing consumer preferences and demands and competition is based on quality, price and customer service. Our principal competitors in the shaving razor and blade market are Gillette, the Schick Division of Warner-Lambert and Societe Bic, S.A. These competitors are substantially larger and have substantially greater resources than we do.

         We are the leading producer of private label and value brand shaving razors and blades in the United States where our primary competitors are smaller, privately held companies. Periodically, one of the premium brand shaving razor and blade manufacturers mentioned above attempts to compete with us by lowering prices or entering the private label market. We believe that it is unlikely that a new shaving razor and blade manufacturer will appear in the near future given the proprietary nature of the manufacturing processes used by us and each of our competitors.

         In the blades and bladed hand tools and specialty industrial blades markets, competition is based on quality, price and customer service. We believe that we compete favorably on these bases and are a leading producer of blades and bladed hand tools and specialty industrial blades in the United States. We have a number of smaller competitors in blades and bladed hand tools such as I.B.U. and U.S. Blades. The medical blade market is dominated by a division of Becton Dickinson and Company.

         In cotton swabs, cotton balls, puffs, cotton cosmetic pads, pharmaceutical and beauty coils and foot care products, we compete on the basis of producing a complete line of high-quality private label and value brand products as well as quality, price and customer service. The market for these products is highly competitive, often attracting large national-brand manufacturers seeking to add incremental private label business. Companies such as Chesebrough-Pond's, Johnson & Johnson and Dr. Scholl's invest significant resources in their premium brands, partly in an attempt to reclaim market share lost to private label and value brand products. Kimberly-Clark, in particular, has become very active in the private label pocket tissue category.

         The custom bar soap market is very fragmented with numerous participants, some of which have greater resources than we do. Competition in the custom bar soap market is based primarily on quality, price and customer service.


Other Factors Affecting Our Business

Intellectual Property

         We own a large number of U.S. and foreign trademarks used in connection with our blade, cotton and foot care and soap businesses. Such trademarks include "Personna(R)", "MBC(TM)", "GEM(R)", "Flicker(R)", "PFB(R)", "Burma Shave(R)", "Acti-Flexx(TM)", "Tri-Flexxx(TM)", "Megas(R)", "ACCO(R)", "Cottonettes(R)", "Crystal(R)", "Omnibus(R)", "Centurion(R)", and "Kensington(R)". Many of our trademarks are registered in the United States Patent and Trademark Office or the corresponding trademark agencies in other countries. We consider our trademarks, in the aggregate, to be material to our business.

         In addition, we own or are licensed to use various U.S. and foreign patents covering the design and manufacture of certain of our products. We consider our portfolio of owned and licensed patents, in the aggregate, to be material to our business. In particular, the "MBC(TM)" patent is considered material to our business.

         We consider many of the processes which we use to manufacture our products to be proprietary. We have not, however, applied for patent protection for any of these processes. We instead rely on non-disclosure and non-compete agreements with employees to protect our proprietary rights in these processes. There can be no guarantee that these agreements will provide sufficient protection in this regard, or that such employees will not breach them.

         We take actions and devote resources to protect our intellectual property rights, including trademarks, patents, and proprietary processes. There can be no assurance that such actions and resources will be adequate to protect such rights, or that such rights will not be successfully challenged by third parties or government authorities. Moreover, no assurance can be given that others will not assert rights in, or ownership of, our intellectual property or that we will be able to resolve such conflicts successfully.

         In addition, the laws of certain foreign countries may not protect intellectual property to the same extent as do the laws of the United States. As for U.S. law, patent protection is temporary, and once a patent expires, competitors can make, have made, use or sell products or processes that are identical or similar to those once covered by the expired patent.


Employees and Labor Relations

         As of December 31, 1998, we employed 2,483 people worldwide, including 2,003 hourly employees and 480 salaried employees.

         Four collective-bargaining agreements cover certain of our employees: the first, at the Verona, Virginia plant, covers 369 employees and expires on September 25, 2000; the second, at our Dayton, Ohio plant, covers 187 employees and expires on April 19, 1999; the third, at our St. Louis plant, covers 168 employees and expires on September 1, 1999 and the fourth at our Nazareth Illit, Israel plant, covers 151 employees and expires on December 31, 1999. Negotiations at our Dayton, Ohio plant have commenced to renew the collective bargaining agreement at this plant. In addition to the foregoing employees, we employ an aggregate of 1,128 hourly employees at our Knoxville, Tennessee; Cleveland, Ohio; Dayville, Connecticut; Nogales, Mexico; Canavanas, Puerto Rico; Nottingham, England; Obregon, Mexico; and San Juan, Puerto Rico facilities, none of whose employees are covered by a collective-bargaining agreement. We consider our relations with our employees to be satisfactory.


Environmental Matters

         We are subject to various federal, state and local environmental laws and regulations and the environmental laws and regulations of the various foreign jurisdictions in which we do business. We anticipate that such laws and regulations will become increasingly stringent in the future.

         In October 1996, our review of safety and environmental compliance at our razor blade manufacturing facility in Verona, Virginia revealed possible violations of federal and state air regulations. The Verona facility uses a halogenated solvent, trichloroethylene ("TCE"), in the blade cleaning machines attached to its blade grinders. In December 1994, pursuant to the federal Clean Air Act ("CAA"), the U.S. Environmental Protection Agency ("EPA") had adopted a rule which regulates the emissions from halogenated solvent cleaning machines (the "HSC Rule"). The HSC Rule included a facility notification requirement, emission standards and compliance deadlines. Our October 1996, compliance review discovered that we had not submitted the notice that the Verona facility uses halogenated solvent cleaning machines to the EPA and that two of the Verona facility's twenty-four blade cleaners had been installed in 1994 without the requisite new machine air emission controls. We promptly reported the findings of the compliance review to the EPA and to the Virginia Department of Environmental Quality ("VDEQ"). Our report to the agencies enclosed the federal notices for the blade cleaners and proposed to install a facility-wide solvent vapor recovery system designed to reduce TCE emissions to well below that required by the HSC Rule. By November 1997, we had installed the solvent vapor recovery system. In June 1997, EPA Region III filed an administrative complaint seeking $147,000 in penalties. We contested the penalty and, in April 1998, settled the matter with the EPA for a penalty payment of $6,250.

         In June 1997, the VDEQ issued us a notice of violation of state air permitting requirements for the construction of a number of our blade-cleaning machines without a permit to construct at the Verona facility. The notice of violation was resolved by a consent order requiring the application for a facility-wide state air operating permit. We submitted the application in September 1997, and received the permit in March 1998. We also filed a major-source air operating permit application in March 1998, to comply with the new air operating permit program adopted by Virginia pursuant to Title V of the CAA. Once issued, the major source permit will supersede the state operating permit.

         In December 1986, we entered into a Special Order with the predecessor agency of the VDEQ pursuant to which we agreed to investigate and clean up groundwater contamination at our Verona, Virginia, razor-blade manufacturing facility. Pursuant to a plan of remediation approved by the VDEQ's executive director on February 18, 1988, and fully implemented in 1989, we built and currently operate a groundwater treatment facility to treat the contaminated groundwater. We regularly monitor the level of contamination in the groundwater. We are not presently aware of any additional contamination that is required to be remediated at this time at the Verona site.

         When we purchased the Maplewood, New Jersey, facility as part of the Ardell acquisition, we and the previous owners of Ardell entered into an Administrative Consent Order on March 31, 1989, with the New Jersey Department of Environmental Protection and Energy ("NJDEPE") obligating the previous owners of Ardell to perform soil and groundwater remediation under the New Jersey Environmental Cleanup and Responsibility Act. Through September 1996, the previous owners had assumed full financial and oversight responsibility for remediation of the site. At that time, in settlement of claims by Ardell under its insurance policies with Federal Insurance Company covering the periods March 6, 1979 to March 6, 1987, Federal Insurance Company assumed primary financial and oversight responsibility for the remediation. The costs to complete the remediation are being borne by Federal Insurance Company and the previous owners of Ardell. The previous owners have posted the requisite financial assurance bond with NJDEPE securing such remediation obligations. We continue to hold as security $0.7 million with the right to offset these amounts against any costs incurred to ensure remediation. Additionally, as security, a letter of credit was obtained by the sellers in favor of NJDEPE in the amount of $0.6 million which remains intact. We have incurred only limited costs to date regarding this matter and do not expect to incur any material future costs.

         The Valley Park, Missouri, plant facility of our Megas subsidiary, which was acquired on March 3, 1995, is located on a parcel of land which is the subject of a CERCLA investigation. This investigation is being undertaken in response to a release of "hazardous substances" from upgradient industries. The affected area, which includes the groundwater beneath a segment of the plant site, has been found to be contaminated by various chlorinated solvents including TCE and trichloroethane ("TCA"). The contaminated aquifer had been the source of municipal water supply wells. The results of a remedial investigation completed for

         EPA and the State of Missouri in January 1988 indicate that the source of the TCE contamination was located to the northwest of the Megas facility. The EPA and the State subsequently developed a remediation plan to address the TCE contamination and have executed a Consent Order with a potentially responsible party to implement the plan. The focus of their investigation has now turned to the remediation of the TCA contamination which the remedial investigation concluded was originating west southwest of the Megas facility. Megas does not use or have records of having used the identified "hazardous substances" in its facility and has not been found to be a potentially responsible party. We have reviewed the EPA limited remediation investigation report and performed limited soil gas analysis on site. The results of the testing showed no contamination that could have contributed to the underlying plume. Based on our investigation to date, results of the soil gas analyses performed on site, and discussions held with the Missouri Attorney General's office, we believe that it is unlikely that Megas will be identified as a potentially responsible party in connection with the EPA Superfund site. In the unlikely event that we are identified as a potentially responsible party, the sellers of Megas have agreed to indemnify us, until March 3, 2000, for certain environmental matters, including costs incurred in connection with the Valley Park site, in an amount not to exceed $300,000.

         We, after consultation with our advisors, do not believe that any of these matters will have a material effect on our consolidated financial position or results of operations, regardless of any claims to indemnification.

ITEM 2 - Properties

          As of March 17, 1999, we owned or leased the following facilities:

                                                                                                             Lease
                                                                                 Approximate   Owned or   Termination
Products                   Location                  Type of Facility            Square Feet    Leased        Date
--------                   --------                  ----------------            ------------   ------    -----------

Shaving razors and         Verona, Virginia          Manufacturing, packaging,     307,000       Owned
   blades, blades and                                  distribution, sales,
   bladed hand tools and                               and corporate offices
   specialty industrial
   and medical blades

                           Knoxville, Tennessee      Manufacturing, packaging      125,000       Owned
                                                        and distribution

                           Obregon, Mexico           Manufacturing and packaging    94,000       Leased     April 2006

                           Nazareth Illit, Israel    Manufacturing, packaging       65,000       Leased     July 2002
                                                        distribution and sales

                           Nottinghamshire,          Packaging, distribution        36,000       Leased     July 2012
                             United Kingdom            and sales

                           Rio Grande,               Packaging, distribution        26,000       Leased     June 2000
                             Puerto Rico               and sales

Cotton and foot care       Cleveland, Ohio           Manufacturing, packaging,     250,000       Leased     April 2013
                                                       distribution and sales

                           Valley Park, Missouri     Manufacturing and packaging   107,000       Owned

                           Fenton, Missouri          Distribution                   41,000       Leased     June 1999

                           Nogales, Mexico           Manufacturing, packaging       84,000       Leased     March 2000
                                                       and distribution                                   (excluding our
                                                                                                             unilateral
                                                                                                             indefinite
                                                                                                           renewal rights)

                           Dayville, Connecticut     Manufacturing and packaging    43,000       Leased     September 2002

                           Pomfret, Connecticut      Manufacturing                  14,000       Leased     Month to Month

                           Canavanas, Puerto Rico    Manufacturing, packaging       22,000       Leased     December 2008
                                                       and distribution

Soap                       Dayton, Ohio              Manufacturing, packaging,     270,000       Owned
                                                       distribution and sales

                           Columbus, Indiana         Manufacturing, packaging,      20,000       Leased     September 2005
                                                        distribution and sales


         We supplement our distribution capabilities through public warehouse facilities. In addition, we use contract packagers in selected domestic and international markets. We believe that the variety of domestic and international locations gives us operating flexibility.

         We consider all of our facilities to be in good operating condition and adequate for our present purposes. Our production facilities are capable of being utilized at a higher capacity to support increased demand, if necessary.

ITEM 3 - Legal Proceedings

         During 1998 the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from approximately 10 customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. As of March 26, 1999, the Company has received notice of 2 claims for damages in the aggregate amount of approximately $1.7 million which the Company believes primarily relates to alleged lost sales and merchandise damage, and it is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

         The Company has notified its supplier that, in the Company's view, the supplier is primarily responsible for damages, if any, that may arise out of this matter. At this time, the Company's supplier has agreed to be responsible for the cost of fiber, bleaching and freight of returned product, but has not agreed to be responsible for any other damages and has expressed an intention to assert defenses to our claims. The Company's insurance carriers have been timely notified of the existence of the claim and have agreed to provide defense in a reservation of rights letter, but are continuing to evaluate whether coverage would apply to all aspects of the claims.

         The Company has been advised by its general counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against the supplier for damages, if any, incurred by the Company. However, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that our exposure from this matter might not exceed the combination of our insurance coverage, if any, and our recourse to suppliers. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly and adversely affected by an ultimate unfavorable outcome of this matter.

         Weston Properties Investments III, Ltd. has filed a claim against the Company for damages relating to delays in cost overruns attendant to the Company's facility expansion in Cleveland, Ohio in the amount of $649,000. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         We are involved in various other legal proceedings from time to time incidental to the conduct of our business. We believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4 - Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock, par value $.01 per share (the "Common Stock") is traded in the over-the-counter market and has been included in the NASDAQ National Market under the symbol "RAZR" since our Form S-1 registration statement relating to the initial public offering of our Common Stock became effective on June 8, 1993. Information with respect to market prices of our Common Stock for each of the quarters in 1997 and 1998 is presented under Item 8 of this Report.

         As of March 17, 1999, our shares of Common Stock were held by approximately 3,100 shareholders of record (including brokers, dealers, banks and other nominees participating in The Depository Trust Company).

         We have not paid and do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. From time to time, the Board of Directors intends to review our dividend policy. Any payment of dividends will be at the discretion of the Board of Directors and will be dependent on our earnings and financial requirements and other factors, including the restrictions imposed by the General Corporation Law of the State of Delaware on the payment of dividends and covenants in our revolving credit facility and the indenture related to the 9 7/8% Series B Senior Notes described in Note 5 of Notes to Consolidated Financial Statements under Item 8 of this Report.

ITEM 6 - Selected Financial Data

          The following data (in thousands, except per share data) should be read in conjunction with our consolidated financial statements included under
Item 8 of this Report and management's discussion and analysis of financial condition and results of operations included under Item 7 of this Report

                                                                      Year ended December 31,
Statement of Income Data:                               1998        1997(1)    1996(2)     1995(3)       1994(4)
                                                        -----       ------     -------    --------       -------
Net sales                                             $297,488     $296,607   $260,636    $230,453      $192,573
Costs and expenses
   Cost of sales                                       201,978      196,991    169,949     149,994       119,192
   Selling, general and administrative expenses         63,516       60,206     54,867      48,487        43,366
   Amortization of intangible assets                     2,543        2,501      2,503       2,341         3,219
   Special charges (5)                                   3,003            -          -         947             -
                                                     ---------   ---------- ----------   ---------    ----------

Operating income                                        26,448       36,909     33,317      28,684        26,796

Interest expense                                        12,270       12,270     11,719      10,582         7,580
                                                     ---------     --------   --------    --------      --------

Income before income taxes and
   extraordinary item                                   14,178       24,639     21,598      18,102        19,216
Income taxes                                             4,076        9,570      8,425       7,241         7,895
                                                     ---------     --------  ---------   ---------     ---------

Income before extraordinary item                        10,102       15,069     13,173      10,861        11,321
Extraordinary item, net of income tax benefit(6)             -            -          -        (980)            -
                                                    ----------   ---------- ----------   ---------    ----------

Net income                                            $ 10,102     $ 15,069   $ 13,173    $  9,881      $ 11,321
                                                      ========     ========   ========    ========      ========

Basic earnings per share:
   Income before extraordinary item                      $0.83        $1.25      $1.09       $0.90         $0.94
   Extraordinary item                                        -            -          -       (0.08)            -
                                                       -------     --------   --------       -----      --------

Net income                                               $0.83        $1.25      $1.09       $0.82         $0.94
                                                         =====        =====      =====       =====         =====

Weighted average number of shares outstanding           12,107       12,094     12,093      12,093        12,093
                                                        ======       ======     ======      ======        ======

Diluted earnings per share:
   Income before extraordinary item                      $0.83        $1.23      $1.09       $0.90         $0.93
   Extraordinary item                                        -            -          -       (0.08)            -
                                                       -------     --------   --------       -----      --------

Net income                                               $0.83        $1.23      $1.09       $0.82         $0.93
                                                         =====        =====      =====       =====         =====

Weighted average number of shares outstanding           12,223       12,255     12,139      12,135        12,125
                                                        ======       ======     ======      ======        ======

                                                                            December 31,
Balance Sheet Data:                                     1998         1997       1996        1995           1994
                                                        ----         ----       ----        ----           ----

Total assets                                          $262,897     $254,081   $229,997    $208,263      $180,000
Long-term obligations, including
   current portion                                     127,333      123,612    112,181     109,789        99,577
Stockholders' equity                                    69,554       59,439     44,523      30,898        21,139

(1) Our results of operations include results for the Cotton Division of American White Cross, Inc. ("AWC") since its April 22, 1997, acquisition date. Results for the period ended December 31, 1997, include net sales of AWC of $21.1 million.
(2) Our results of operations include results for Bond-America Israel Blades, Ltd., and its wholly-owned subsidiary, A.I. Blades, Inc. (collectively, "Bond") since its March 29, 1996, acquisition date. Results for the period ended December 31, 1996, include net sales of Bond of $11.2 million.
(3) Our results of operations include results for Absorbent Cotton Company ("ACCO") since its March 3, 1995, acquisition date. Results for the period ended December 31, 1995, include net sales of ACCO of $16.6 million.
(4) Our results of operations include results for Megas Beauty Care, Inc., ("Megas") since its June 10, 1994, acquisition date. Results for the period ended December 31, 1994, include net sales of Megas of $18.7 million.
(5) See Note 13 to our Consolidated Financial Statements relating to the special charges in 1998. Special charges in 1995 relate to a litigation settlement and related expenses.
(6)  Extraordinary item relates to the early extinguishment of debt in 1995.


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Consolidated Financial Statements of our Company and notes thereto included under Item 8 of this Report.

Forward-Looking Statements.

         Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain forward-looking statements relating to future results of our Company. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for our products, acceptance of new products, technology developments affecting our products and to those discussed in our filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Results of Operations

         American Safety Razor Company is a leading manufacturer of high-quality private label and value brand consumer products. As of December 31, 1998, we adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"). Under the provisions of FAS 131 we have three reportable segments, organized primarily on the basis of differences in products, which consist of Razor and Blades, Cotton and Foot Care and Custom Bar Soap. The razors and blades segment includes three product lines, consumer shaving razors and blades, both store and value brand, blades and bladed hand tools, and specialty industrial and medical blades. The cotton and foot care segment includes cotton swabs, cotton balls and puffs, cosmetic pads, tissues, pharmaceutical and beauty coil, and foot care products. The custom bar soap segment includes cosmetic/skin care, bath, pharmaceutical and specialty custom bar soaps. We distribute our products to the retail and professional trades in the United States and in selected international markets. The following table sets forth information with respect to our business segments:

                                             Year Ended December 31,
                               ------------------------------------------------
                                   1996              1997              1998
                                   ----              ----              ----
                                             (dollars in millions)

Net Sales:
   Razors and blades (1)      $171.6   65.9%   $182.6    61.6%   $184.0    61.9%
   Cotton and foot care (2)     55.8   21.4      80.4    27.1      87.3    29.3
   Custom bar soap              33.2   12.7      33.6    11.3      26.2     8.8
                             -------  -----   -------   -----   -------   -----
      Total                   $260.6  100.0%   $296.6   100.0%   $297.5   100.0%
                              ======  =====    ======   =====    ======   =====

Operating Income:
   Razors and blades          $ 26.4   15.4%   $ 26.5    14.5%   $ 21.0    11.4%
   Cotton and foot care          4.1    7.3       6.3     7.8       4.1     4.7
   Custom bar soap               2.8    8.4       4.1    12.3       1.3     5.0
                              ------   ----    ------   -----    ------   -----
      Total                   $ 33.3   12.8%   $ 36.9    12.4%   $ 26.4     8.9%
                              ======  =====    ======   =====    ======   =====

(1) Fiscal 1996 includes net sales of Bond of $11.2 million since its acquisition on March 29, 1996.
(2) Fiscal 1997 includes net sales of AWC of $21.1 million since its acquisition on April 22, 1997.

Overview

         Net sales are gross sales net of returns and cash discounts.

         Gross profit is net sales less cost of sales, which includes the costs necessary to make our products, including the costs of materials, production, warehousing and procurement, and the costs to ship our products to our customers, including freight and distribution. The principal elements of our cost to make our products are raw materials and packaging supplies, labor and manufacturing overhead. Raw materials, among other things, consist of steel (both carbon and stainless), cotton fiber, coconut oil, fatty acids and plastic resins the overall costs of which have remained relatively stable during the periods discussed below, despite susceptibility to significant price fluctuations. Labor costs consist primarily of hourly wages plus employee fringe benefits. Manufacturing overhead generally includes indirect labor, plant costs, depreciation and manufacturing supplies.

         Selling, general and administrative expenses include discounts from our published list prices, the costs incurred to support the sale and marketing of our products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel and insurance.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net Sales. Net sales for 1998 and 1997 were essentially unchanged at $297.5 million and $296.6 million, respectively. We did not experience any significant price increases in 1998 across our three business segments.

         Razors and Blades. Net sales of our razors and blades segment for 1998 and 1997 were $184.0 million and $182.6 million, respectively, an increase of $1.4 million or 0.8%.

         Net sales of shaving razors and blades for 1998 and 1997 were $119.0 million and $120.8 million, respectively, a decrease of $1.8 million or 1.5%. Net sales of domestic value branded shaving products in 1998 declined 9.6% compared to 1997 and net sales of domestic private label shaving products decreased 5.8% over the same period. In 1997, net sales of domestic value branded shaving products were favorably affected by the launch of the Revlon Perfect Finish(TM) shaving system. 1998 sales of the Revlon Perfect Finish(TM) shaving system were significantly below 1997 levels and at the end of 1998, due to a lack of demand, we discontinued the sale of this product. Excluding sales of this product, domestic value branded sales were essentially flat during the period. Net sales of domestic private label shaving products were down due primarily to heavy promotional activity by Gillette and reduced promotional support by certain customers in advance of and during the introduction of the Gillette Mach3(TM) shaving system. Net sales of shaving products in international markets increased 8.2% (net of a 3% negative impact of unfavorable exchange rates) reflecting stronger sales in certain markets.

         Net sales of blades and bladed hand tools for 1998 and 1997 were $48.9 million and $45.4 million, respectively, an increase of $3.5 million or 7.7%. This growth primarily reflects increased sales of our Personna(R), Ardell(TM) and American Line(TM) brands of products as a result of distribution gains and new product introductions in the Personna(R) line of products.

         Net sales of specialty industrial and medical blades for 1998 and 1997 were $16.1 million and $16.4 million, respectively, a decrease of $0.3 million, or 1.8%. Sales of specialty industrial products decreased 5.0% due primarily to cyclical usage and purchasing patterns by certain customers and mix shifts to lower priced blade products. Additionally, certain of our distributors experienced increased competition in their serviced niche markets. Sales of medical products increased 1.6% due primarily to increased distribution of products.

         Cotton and Foot Care. Net sales of cotton and foot care products for 1998 and 1997 were $87.3 million and $80.4 million, respectively, an increase of $6.9 million, or 8.6%. This increase primarily reflects a full year of sales resulting from the April 1997 acquisition of the cotton division of American White Cross ("AWC").

         Custom Bar Soap. Net sales of our custom bar soap products for 1998 and 1997 were $26.2 million and $33.6 million, respectively, a decrease of $7.4 million, or 22.0%. This decrease results primarily from lower sales to certain of our pharmaceutical/skin care customers due to weakness in certain Asian markets and to a lesser extent, reductions in inventory levels by key customers and delays in product purchases by customers prior to the introduction of reformulated products.

         Gross Profit. Gross profit decreased $4.1 million to $95.5 million for 1998 from $99.6 million for 1997. As a percentage of net sales, gross profit was 32.1% for 1998 and 33.6% for 1997.

         A modest 0.3% of net sales increase in razors and blades gross margins due to lower manufacturing overhead was more than offset by costs incurred in the continuing integration of the cotton operations of AWC with those of the Company, and the related reorganization of our cotton operations. During fiscal 1998, we opened a new cotton production facility in Nogales, Mexico, closed our Sparks, Nevada facility and expanded the operations of our Cleveland, Ohio facility. The process of integrating the product lines, equipment and facilities acquired in the AWC transaction and executing our reorganization plan has been more difficult than we originally anticipated. As a result, we have experienced, and will continue to experience in fiscal 1999, production inefficiencies that have resulted in higher manufacturing, distribution, and freight costs. These difficulties have also resulted in reduced levels of customer service. We expect that the reorganization of our cotton operations will be completed in 1999 and that cost improvements will be realized in fiscal 2000 when we realize the benefits from the actions currently being taken. In addition to the reorganization of our cotton operations, gross margins in our soap business were negatively impacted by higher absorption of manufacturing overhead and depreciation over a lower sales base.

         Operating and Other Expenses. Selling, general and administrative expenses were 21.4% of net sales for 1998, compared to 20.3% for 1997. This increase primarily reflects an increase in promotional support for our shaving blade products, increased spending on new product development activities, primarily with respect to Tri-Flexxx(TM), and absorption of soap operating expenses over a smaller sales base. Amortization of goodwill and other intangible assets was unchanged at $2.5 million for 1998 and 1997. Interest expense was unchanged at $12.3 million for 1998 and 1997.

         During 1998, we recorded special charges aggregating $3.0 million, which were comprised of approximately $1.0 million related to our decision to discontinue the Revlon Perfect Finish(TM) shaving system, approximately $1.8 million for certain severance and employee benefits related to the termination of certain employees, and approximately $0.2 million related to the shutdown of our cotton operations in Sparks, Nevada. Employee terminations have resulted primarily from the consolidation of our sales forces and the termination of certain other management employees. As of December 31, 1998 approximately $1.6 million remained as an accrued expense on our balance sheet, which is expected to be substantially paid or utilized for asset impairment during 1999.

         Our effective income tax rate for 1998 and 1997 was 28.7% and 38.8%, respectively, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, state income taxes, net of the federal tax benefit, and in 1998 due to a tax benefit relating to the settlement of tax issues. (See Note 8 to our consolidated financial statements).


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net Sales. Net sales for 1997 and 1996 were $296.6 million and $260.6 million, respectively, an increase of $36.0 million, or 13.8%. Sales by AWC, since its April 22, 1997 acquisition date, contributed $21.1 million to the net sales increase and sales by Bond, since its March 29, 1996 acquisition date, contributed $1.9 million to the net sales increase. The impact of increases in unit volume and new product offerings within our other operating units accounted for substantially all of the remaining $13.0 million increase in net sales.

         Razors and Blades. Net sales of our razors and blades segment for 1997 and 1996 were $182.6 million and $171.6 million, respectively, an increase of $11.0 million or 6.4%.

         Net sales of our shaving razors and blades for 1997 and 1996 were $120.8 million and $114.4 million, respectively, an increase of $6.4 million or 5.6%. Net sales of domestic private label shaving products increased 8.2% primarily benefitting from continued growth in sales of our MBC(TM) products and increased promotional support of products by major customers. Net sales of international shaving products increased 5.1% reflecting stronger sales, primarily in Canada, Latin America, Mexico, the United Kingdom, Russia and Asia. International net sales were negatively impacted approximately 4% by unfavorable exchange rates. Net sales of domestic value branded shaving products were up marginally for the year.

         Net sales of blades and bladed hand tools for 1997 and 1996 were $45.4 million and $40.7 million, respectively, an increase of $4.7 million or 11.6%. This strong growth primarily reflects increased sales of our American Line(TM) and Personna(R) brands of products as a result of new distribution gains and product-line extensions.

         Net sales of specialty industrial and medical blades for 1997 and 1996 were $16.4 million and $16.5 million, respectively, a decrease of $0.1 million, or 0.8%. Sales of specialty industrial products decreased 5.6% due primarily to cyclical usage and purchasing patterns by certain customers and mix shifts to lower-priced blade products. Sales of medical products increased 4.6% due to an expanding customer base and new product offerings.

         Cotton and Foot Care. Net sales of cotton and foot care products, excluding AWC, for 1997 and 1996 were $59.3 million and $55.8 million, respectively, an increase of $3.5 million, or 6.1%. Cotton and foot care experienced sales growth across most of its product lines due primarily to increased distribution of products.

         Custom Bar Soap. Net sales of our custom bar soap products for 1997 and 1996 were $33.6 million and $33.2 million, respectively, an increase of $0.4 million, or 1.4%. This increase primarily reflects the continued growth in sales of our pharmaceutical/skin care products.

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

         Our effective income tax rate for 1997 and 1996 was 38.8% and 39.0%, respectively. (See Note 8 to the consolidated financial statements.)


Liquidity and Capital Resources

         Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility. For the years ended December 31, 1998, 1997 and 1996, net cash provided by operating activities amounted to $12.5 million, $12.0 million and $25.5 million, respectively.

         The increase in net cash provided by operating activities for 1998 compared to 1997 primarily reflects a decrease in trade receivables of $1.2 million reflecting the timing of customer payments as compared to an increase of $7.7 million in 1997, offset by a decline in net income and a decline in accounts payable.

         The decrease of $13.5 million in net cash provided by operating activities for 1997 as compared to 1996 was due primarily to an increase in trade accounts receivable for our newly acquired AWC operations, the timing of customer payments, strong year-end sales which increased trade accounts receivable, an increase in inventories to improve customer service and the payment of certain tax liabilities.

         For the years ended December 31, 1998, 1997 and 1996, net cash used in investing activities amounted to $12.6 million, $24.0 million and $27.9 million, respectively. Net cash used in investing activities for 1998 related primarily to capital expenditures of $11.4 million and the purchase of Wolco for $0.6 million.

         For the years ended December 31, 1998, 1997 and 1996, net cash provided by financing activities was $2.1 million, $11.4 million and $2.2 million, respectively. Net cash provided by financing activities for 1998 resulted from net borrowings of $2.0 million.

         At December 31, 1998, long-term indebtedness amounted to $127.3 million (including the current portion of $3.9 million), and we had approximately $28.7 million available for future borrowings and letters of credit under our revolving credit facility. The weighted-average interest rate incurred by us with respect to our debt obligations in 1998 was approximately 9.3%.

         Our liquidity requirements are primarily the funding of working capital needs, which consist of inventory and trade receivables, capital expenditures and scheduled principal and interest payments on indebtedness. Capital expenditures in 1998 totaled $11.4 million, as compared to $13.7 million in 1997 and $11.3 million in 1996. We expect our capital expenditures to increase to approximately $13.0 million in 1999. It is anticipated that these expenditures will fund purchases of equipment to support production capacity for new and existing products as well as routine on-going requirements.

         We believe that our cash on hand, anticipated funds from operations and the amounts available to us under our revolving credit facility will be sufficient to cover our working capital, capital expenditures, debt service requirements and tax obligations as well as our growth-oriented strategy for our existing business for at least the next 12 months.


Market Risk

         The Company is exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange option and forward contracts. These derivative instruments are placed with major financial institutions and are not for speculative or trading purposes.

         The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 1998. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.


Interest Rate Risk

         At December 31, 1998, the Company carried $127.3 million of outstanding debt on its books, with $20.6 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10%, with all other variables held constant, the fair market value of our $100.0 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $5.0 million.


Foreign Currency Risk

         The Company sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

         The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures in major currencies. The Company in 1998 entered into currency option contracts to minimize the risk of foreign currency fluctuations. The value of these contracts at December 31, 1998 was not material to the Company's earnings, cash flow and financial position.


Recent Developments

         On February 12, 1999, RSA Holdings Corporation and RSA Acquisition Corporation, which are affiliates of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), entered into a merger agreement with the Company. Pursuant to the merger agreement, RSA Acquisition has made an offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $14.125 per share, upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). The aggregate purchase price, excluding transaction costs, to be paid for the common stock purchased in the Stock Tender Offer, assuming all of the common stock (on a fully diluted basis) is tendered, including the redemption of stock options, is approximately $172.6 million. The Stock Tender Offer is conditioned upon, among other conditions, there being validly tendered and not withdrawn, prior to the expiration date of the Stock Tender Offer, a number of shares of common stock which constitutes more than 50% of the voting power (determined on a fully diluted basis) of all the equity securities of the Company and regulatory approval. The Stock Tender Offer expires on April 2, 1999.

         The merger agreement provides that, following the completion of the Stock Tender Offer, RSA Acquisition will be merged with and into the Company (the "Merger"). Following the Merger, the Company will continue as the surviving corporation and will become a direct, wholly owned subsidiary of RSA Holdings, which will be wholly owned by J.W. Childs, its affiliates and Company management. Closing for the Merger is expected to occur in April 1999.

         In connection with the Merger, the Company has made an offer to purchase (the "Note Tender Offer") all $100.0 million aggregate principal amount of its 9 7/8% Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In conjunction with the Note Tender Offer, the Company has also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Existing Notes. Any tender of Existing Notes pursuant to the Note Tender Offer will also be a grant of consent with respect to such Existing Notes. The Note Tender Offer expires on April 6, 1999.

         Upon completion of the above transactions, as currently contemplated, the Company expects it would have had approximately $226.2 million of indebtedness outstanding as of December 31, 1998 as compared to historical indebtedness outstanding of $127.3 million. The Company also expects that as a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets will increase. In addition, certain fees and expenses to be incurred relating to the above transactions will be reflected either as components of the cost of the transactions or as an expense in the period in which the transactions are completed.

         During 1998 the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from approximately 10 customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. As of March 26, 1999, the Company has received notice of 2 claims for damages in the aggregate amount of approximately $1.7 million which the Company believes primarily relates to alleged lost sales and merchandise damage, and it is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

         The Company has notified its supplier that, in the Company's view, the supplier is primarily responsible for damages, if any, that may arise out of this matter. At this time, the Company's supplier has agreed to be responsible for the cost of fiber, bleaching and freight of returned product, but has not agreed to be responsible for any other damages and has expressed an intention to assert defenses to our claims. The Company's insurance carriers have been timely notified of the existence of the claim and have agreed to provide defense in a reservation of rights letter, but are continuing to evaluate whether coverage would apply to all aspects of the claims.

         The Company has been advised by its general counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against the supplier for damages, if any, incurred by the Company. However, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that our exposure from this matter might not exceed the combination of our insurance coverage, if any, and our recourse to suppliers. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly and adversely affected by an ultimate unfavorable outcome of this matter.

         Weston Properties Investments III, Ltd. has filed a claim against the Company for damages relating to delays in cost overruns attendant to the Company's facility expansion in Cleveland, Ohio in the amount of $649,000. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on our consolidated results of operations or financial position.

Year 2000 Computer Issues

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, as well as hardware designed with similar constraints. Some of our computer programs and hardware that have date sensitive functions may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, receive invoices, make payments or engage in normal business transactions.

         We are taking action to resolve those Year 2000 issues that are under our control. The overall effort encompasses our razors and blades, cotton and foot care and custom bar soap business segments and covers international as well as domestic sites. We are centrally monitoring and controlling the effort; however, there are designated representatives at each affiliate and subsidiary location with responsibility for resolving site-specific Year 2000 issues. Following is a description of the six-phase approach we are using:

    (1) Assessment - Identify and inventory all information technology and non-information technology system components that are possible sources of Year 2000 issues and assess the criticality of non-compliant systems in order to establish priorities for replacement or repair.

    (2) Strategy - Determine the nature and extent of Year 2000 issues and select a remediation strategy (i.e., renovate by modifying existing system, upgrade to a later version of the system, replace with a new system, or retire the affected component). After the strategy has been selected, develop project plans to address non-compliant systems, beginning with the most critical systems.

    (3)  Remediation   -  Execute   project   plans  to  resolve   issues   with
         non-compliant systems.

    (4) Testing - Perform testing to evaluate effectiveness of the corrective actions taken or to confirm compliance of systems that have been certified by third parties.

    (5) Implementation - Implement the renovated, upgraded, and replaced system components into the production environment.

    (6) Contingency Planning - Continue monitoring readiness and complete necessary contingency plans.

         We have completed the Assessment and Strategy phases for substantially all of our information technology and non- information technology system components.

         Our most mission-critical system is the "Corporate ERP" system, which is a widely available software package that we have moderately customized. Eleven of our fifteen manufacturing, packaging and distribution sites utilize the Corporate ERP system to process orders, control manufacturing planning/work-order processing, distribute products, manage financial activities and report financial results. The eleven sites using the Corporate ERP system include corporate headquarters, U.S. and Mexican razors and blades sites, all cotton and foot care facilities, and all custom bar soap facilities. The third party vendor has responded that all of its software modules in use at American Safety Razor and our subsidiaries are Year 2000 ready. In addition, the most frequently utilized system functions have been tested by our users, including the internally developed system customizations.

         We are currently linked with 138 customers for exchange of documents using the Corporate EDI (electronic data interchange) system. Our EDI software has been upgraded to a Year 2000 compliant version that is now capable of supporting ANSI standard version 4010, which provides for a 4 digit year and is the version which many of our EDI customers are adopting prior to the Year 2000. EDI transactions with a 2 digit year have also been tested and will continue to be supported for those customers who elect not to convert to a 4 digit year. Approximately 18% of the 138 EDI customers have now been implemented on 4010. Testing with EDI customers will continue through the remainder of 1999.

         All personal computers are being analyzed and tested to determine whether any remediation is required. We expect that the analysis and testing process will be complete by June 1999 and that all personal computers will be Year 2000 ready by December 31, 1999.

         Our U.S. and U.K. payroll systems are Year 2000 compliant and we expect all of our remaining international payroll systems will be compliant by the end of 1999.

         We are also assessing the Year 2000 readiness of non-information technology systems and equipment which may include embedded technology such as micro-controllers. Our manufacturing, assembly, and packaging machines, operating in each of our razors and blades, cotton and foot care and custom bar soap segments, are scheduled to be Year 2000 compliant by the end of the second quarter of 1999.

         Our "worst-case" scenario at the present time is the disruption of business operations as the result of supplier Year 2000 related failures, which would impair their ability to adequately provide us with products or services. Our business processes depend on our material suppliers as well as our infrastructure suppliers in areas such as electricity, water, gas, communications and transportation. Year 2000 related failures by suppliers could adversely affect business operations including payroll, manufacturing processes, product distribution, material ordering, customer-order processing and other support functions dependent on the affected supplier. While we have a limited ability to test and control our suppliers' and other third parties' Year 2000 readiness, we are contacting major suppliers and other critical third parties to obtain information as to their Year 2000 readiness. Razors and blades and cotton and foot care suppliers were surveyed regarding Year 2000 issues and all key suppliers have indicated they plan to be compliant during 1999. The custom bar soap business is scheduling a meeting with its top twenty suppliers during the first half of 1999 for a Year 2000 readiness review.

         Considering the number of internal and external systems which we directly or indirectly use, it is likely that there will be instances of failure that could cause disruptions in business processes. The likelihood of failures in infrastructure systems and in the supply chain cannot be estimated and therefore the impact of these failures on business operations is uncertain. If we or any critical third party supplier does not complete necessary upgrades as planned, the Year 2000 issue may have a material impact on us.

         Necessary contingency plans are scheduled to be developed, beginning in July 1999, for any internal systems that are not compliant by the end of June 1999. Also, contingency plans will be developed by December 1999, as needed, to address the risk of business disruption due to supplier Year 2000 issues. As part of contingency planning, we will consider a number of options to mitigate risk, including building additional inventory prior to year 2000, establishing manual backup processes and arranging for alternate suppliers.

         Since most of our Year 2000 issues are being addressed through normal planned upgrades, incremental external Year 2000 costs are expected to be minimal, approximating $115,000. Approximately $35,000 was spent during the fourth quarter of 1998 and $80,000 (approximately 3.5% of our information technology budget) is planned to be spent during the first half of 1999.

         Readers are cautioned that forward-looking statements contained in this discussion of Year 2000 issues should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" above.


Inflation

      Inflation has not been material to our operations within the periods presented.

ITEM 8 - Financial Statements and Supplementary Data

         The consolidated financial statements of the registrant are submitted as a separate section of this Report starting on page 31. Information related to "Quarterly Data (Unaudited)" is summarized below:

                                                  1998
                           -----------------------------------------------------
                           First          Second        Third        Fourth
                           -----          ------        -----        -------
                          (In thousands, except per share and market price data)

Net sales                  $66,511        $73,751       $80,171      $77,055
Gross profit                19,508         23,800        26,902       25,300
Special charges (2)          1,003              -             -        2,000
Net income                     789          2,094         3,702        3,517 (1)
Earnings per share
   Basic                       .07            .17           .31          .29 (1)
   Diluted                     .06            .17           .30          .29 (1)
Market price
   High                      23.25          18.38         14.75        12.63
   Low                       17.50          11.00          8.63         8.13


(1) Includes a tax benefit of $1,546 or $.13 per share relating to the settlement of tax issues (See Note 8 to consolidated financial statements).

(2) See Note 13 to consolidated financial statements.


                                                  1998
                            ----------------------------------------------------
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


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III


ITEM 10 - Directors and Executive Officers of the Registrant

The Current Members of the Board

         The Company's Board currently consists of nine members. The name of the current Directors, their ages as of March 17, 1999 and certain other information about them are set forth below.

                                    Business Experience During
Name                       Age      the Past Five Years and Other Information
----                       ---      -----------------------------------------

                                    Each for a Three-Year Term Expiring at the 1999 Annual Meeting of Stockholders

William C. Weathersby      57       Mr. Weathersby joined the Company in January
                                    1990,  and has  served  as  President  and a
                                    director  since that time.  Prior to joining
                                    the  Company,  Mr.  Weathersby  held  senior
                                    positions with Revlon Health Care and Squibb
                                    Corporation.  From 1985  through  1989,  Mr.
                                    Weathersby  was  Group   President,   Squibb
                                    Corporation,  and a member of its  Executive
                                    Committee.

William C. Ballard         58       Mr.  Ballard became a member of the Board of
                                    Directors  on June  15,  1993 in  connection
                                    with the Company's  initial public  offering
                                    (the "Initial Public Offering"). Mr. Ballard
                                    has  been  of  counsel  to the  law  firm of
                                    Greenebaum,  Doll & McDonald in  Louisville,
                                    Kentucky since May 1992.  From 1970 to April
                                    1992,  Mr.  Ballard held  various  positions
                                    with Humana Inc., an investor-owned hospital
                                    company,  including  most  recently  as  its
                                    Executive  Vice President and as a member of
                                    its Board of  Directors.  Mr.  Ballard  is a
                                    director of Atria Communities,  Inc., Health
                                    Care REIT,  Health  Care  Recoveries,  Inc.,
                                    Jordan  Telecommunication   Products,  Inc.,
                                    LG&E  Energy  Corp.,   Mid-America  Bancorp,
                                    Vencor, Inc. and United Healthcare Corp.

Jonathan F. Boucher        42       Mr.  Boucher became a member of the Board of
                                    Directors and the Company's  Vice  President
                                    in  April  1989  in   connection   with  the
                                    acquisitions   by   the   Company   of   its
                                    predecessor  and  Ardell  Industries,   Inc.
                                    (collectively,  the  "Acquisitions").  Since
                                    June 1983,  Mr.  Boucher has been a managing
                                    director of The Jordan Company.  Mr. Boucher
                                    is  a   director   and   officer  of  Jordan
                                    Industries,  Inc.,  Jackson Products,  Inc.,
                                    Motors   and   Gears,    Inc.   and   Jordan
                                    Telecommunication Products, Inc.

                                    Each for a Three-Year Term Expiring at the 2000 Annual Meeting of Stockholders

Thomas H. Quinn            51       Mr.  Quinn  became  Chairman of the Board of
                                    Directors  of the  Company  in April 1989 in
                                    connection  with  the  Acquisitions.   Since
                                    1988,  Mr. Quinn has been  President,  Chief
                                    Operating  Officer  and a director of Jordan
                                    Industries,  Inc.  and Chairman of the Board
                                    and Chief Executive Officer of Welcome Home,
                                    Inc.  and a  director  of  AmeriKing,  Inc.,
                                    Motors   and   Gears,    Inc.   and   Jordan
                                    Telecommunication  Products, Inc. On January
                                    22, 1997, Welcome Home, Inc. filed a Chapter
                                    11 petition in the United States  Bankruptcy
                                    Court for the Southern District of New York.

John W. Jordan II          50       Mr.  Jordan  became a member of the Board of
                                    Directors in April 1989 in  connection  with
                                    the Acquisitions. Mr. Jordan is the managing
                                    director  of The  Jordan  Company,  which he
                                    founded in February 1982. Mr. Jordan is also
                                    a  director  of  Jordan  Industries,   Inc.,
                                    AmeriKing,   Inc.,  Carmike  Cinemas,  Inc.,
                                    Motors and Gears,  Inc., Welcome Home, Inc.,
                                    Apparel  Ventures,  Inc.,  Jackson Products,
                                    Inc.,  GFSI,  Inc.,  GFSI  Holdings,   Inc.,
                                    Jordan Telecommunication  Products, Inc. and
                                    Rockshox, Inc.

                                    Business Experience During
Name                       Age      the Past Five Years and Other Information
----                       ---      -----------------------------------------

D. Patrick Curran          50       Mr.  Curran  became a member of the Board of
                                    Directors  on June  15,  1993 in  connection
                                    with the Initial Public Offering. Mr. Curran
                                    is   President   and   Chairman   of  Curran
                                    Companies,  a  manufacturer  and supplier of
                                    specialty  chemicals,   which  he  has  been
                                    associated  with  since  1968.  He has  also
                                    served as  Chairman of Cook  Composites  and
                                    Polymers,  Inc.  since 1990. Mr. Curran also
                                    serves   on  the  Board  of   Directors   of
                                    Applebee's  International,  Inc.,  Sealright
                                    Co., Inc. and UNITOG Company.

                                    Each for a Three-Year Term Expiring at the 2001 Annual Meeting of Stockholders

David W. Zalaznick         45       Mr.  Zalaznick  became a member of the Board
                                    of  Directors  in April  1989 in  connection
                                    with  the  Acquisitions.   Since  1982,  Mr.
                                    Zalaznick  has been a managing  director  of
                                    The Jordan Company.  Mr. Zalaznick is also a
                                    director   of   Jordan   Industries,   Inc.,
                                    AmeriKing,   Inc.,  Carmike  Cinemas,  Inc.,
                                    Marisa  Christina,  Inc.,  Motors and Gears,
                                    Inc.,   Apparel  Ventures,   Inc.,   Jackson
                                    Products,  Inc.,  GFSI, Inc., GFSI Holdings,
                                    Inc. and Jordan Telecommunication  Products,
                                    Inc.

John R. Lowden             42       Mr.  Lowden  became a member of the Board of
                                    Directors in April 1989 in connection with the Acquisitions. Mr. Lowden has been a managing director of The Jordan Company since March 1985 and is also an officer and a director of Apparel Ventures, Inc.

Paul D. Rhines             55       Mr.  Rhines  became a member of the Board of
                                    Directors in April 1989 in  connection  with
                                    the Acquisitions. Since 1980, Mr. Rhines has
                                    been a founding general managing director of
                                    R. W.  Allsop  &  Associates  L.P.  and R.W.
                                    Allsop & Associates II, Limited  Partnership
                                    and is also a  founding  general  partner of
                                    the  general  partner of the Allsop  Venture
                                    Partners III, L.P., all of which are engaged
                                    in   financing    growth-oriented    private
                                    companies and acquisitions.

Executive Officers

         Set forth below are our executive officers as of March 17, 1999, their ages, positions, and a description of their business experiences for the last five years. Except for Mr. Casner and Mr. Tonnesen, all of the below named executive officers have been our employees for more than the last five years.

Name                     Age    Position with Company
----                     ---    ---------------------

Thomas H. Quinn           51    Chairman of the Board, Chief Executive Officer
William C. Weathersby     57    President, Chief Operating Officer
Thomas G. Kasvin          51    Senior Vice President - Chief Financial Officer
J. Michael Casner         54    Vice President - International
John R. Lupton            57    Vice President - Operations, Cotton and
                                                 Foot Care
John W. Paterson          56    Vice President - Medical
Michael J. Piron          58    Vice President - Technical and Logistics
                                                 Operations
Gary R. Moorhead          50    Vice President - General Manager, Custom
                                                 Bar Soap
Gary S. Wade              50    Vice President - Industrial/Specialty
Paul W. Tonnesen          34    Vice President - Consumer Products

         Mr. Quinn - for biographical information with respect to Mr. Quinn, see The Current Members of the Board above.

         Mr. Weathersby - for biographical information with respect to Mr. Weathersby, see The Current Members of the Board above.

         Mr. Kasvin joined the Company in August 1991, and served as Vice President - Chief Financial Officer until August 1996, when he became Senior Vice President - Chief Financial Officer. From May 1982 through July 1991, Mr. Kasvin was corporate controller for the Marmon Group, a privately held, diversified manufacturing company.

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

         Mr. Moorhead joined the Company in 1980, in connection with the acquisition of the Hewitt Soap Company and held various sales and marketing positions until April 1997, when he became Vice President - General Manager, Custom Bar Soap.

         Mr. Wade has been employed in various sales, management and marketing positions in the Company's industrial blade division since 1978. In 1990, Mr. Wade was appointed Vice President - Industrial/Specialty. Prior to joining the Company, Mr. Wade was employed in various sales and sales management positions with the General Products Division of Philip Morris U.S.A.

         Mr. Tonnesen joined the Company in October 1998 and has served as Vice President - Consumer Products since that time. Prior to joining the Company, Mr. Tonnesen was National Sales Manager for the Personal Care Group. From 1994 to 1996, Mr. Tonnesen was Eastern Zone Sales Manager at H. J. Heinz, Inc./Kraft General Foods. From 1991 to 1994, Mr. Tonnesen held various positions at Kraft General Foods.


ITEM 11 - Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 1998, and the two prior fiscal years, paid or awarded to those persons who were, at December 31, 1998:
(i) the Company's chief executive officer, (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total annual salary and bonus exceeded $100,000 during such period
(collectively, the "Named Executive Officers") and (iii) an additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company as of December 31, 1998.

                           Summary Compensation Table

                                             Annual                                                Long-Term
                                          Compensation                                           Compensation
                                          ------------                                           ------------
                                                                            Other Annual      Securities Underlying
Name and Principal Position             Year    Salary(1)       Bonus(2)   Compensation(3)           Options
---------------------------             ----    ---------       --------   ---------------    ---------------------

Thomas H. Quinn                         1998      125,000              0             0                           0
   Chairman and Chief                   1997      125,000              0             0                           0
   Executive Officer                    1996      125,000              0             0                           0

William C. Weathersby                   1998      292,000              0             0                           0
   President, Chief Operating           1997      292,000        250,000             0                      15,000
   Officer and Director                 1996      288,333        245,000             0                      20,000

Thomas G. Kasvin                        1998      190,832              0             0                           0
   Senior Vice President--              1997      174,667        117,447             0                      15,000
   Chief Financial Officer              1996      159,333        110,169             0                      20,000

Michael J. Piron                        1998      161,152              0             0                           0
   Vice President -- Technical          1997      161,152         84,883             0                       7,500
   and Logistics Operations             1996      161,152         84,294        10,034 (4)                  15,000

James V. Heim                           1998      197,087              0       322,500 (5)                        0
                                        1997      206,667        136,815             0                       15,000
                                        1996      113,750        117,000        19,358 (6)                   20,000

Gary S. Wade                            1998      134,678         64,300             0                            0
   Vice President -- Industrial/        1997      124,785         45,010             0                        7,500
   Specialty                            1996      119,822         39,771             0                       10,000


----------------------
(1)  Includes amounts deferred under the Company's 401(k) plan.

(2) The Company provides bonus compensation based on an individual's achievement of certain specified objectives, with additional rewards if certain operating objectives, including, among others, earnings per share, are met. Employees are eligible to receive from 10% to 100% of their annual compensation as a bonus under this program. The bonus plan is administered by the Company's Compensation Committee.

(3) Except as indicated, no executive named in the table received any other annual compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of annual salary and loans reported for him in the two preceding columns for the periods covered by this table.

(4) Represents the amount paid by the Company to Mr. Piron for certain relocation expenses incurred in connection with the commencement of his employment with the Company.

(5) Payment pursuant to a Separation and Release Agreement dated as of November 9, 1998 between the Company and Mr. Heim.

(6) Represents the amount paid by the Company to Mr. Heim for certain relocation expenses incurred in connection with the commencement of his employment with the Company.

The following table shows stock options exercised by each of the Named Executive Officers during the fiscal year ended December 31, 1998, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end, and the values for unexercised options based on the year-end price of the Common Stock. Except as listed in the table, no other Named Executive Officer exercised any Company stock options or beneficially owned unexercised Company stock options.

                 Aggregated Option Exercises in Last Fiscal Year
                           and Fiscal Year-End Values

                                                                                                   Value of Unexercised
                                                                 Number of Unexercised            In-the-Money Options at
                                   Shares                     Options at December 31, 1998          December 31, 1998(1)
                                  Acquired       Value       ------------------------------    ----------------------------
Name                            On Exercise     Realized     Exercisable      Unexercisable    Exercisable    Unexercisable
----                            -----------     --------     -----------      -------------    -----------    -------------

William C. Weathersby                     0            0          28,000             32,000        $75,500          $28,875
Thomas G. Kasvin                          0            0          35,000             30,000         99,125           22,125
Michael J. Piron                          0            0          26,000             21,500         73,500           25,875
James V. Heim                             0            0           8,000             27,000          8,000           12,000
Gary S. Wade                              0            0          22,000             15,500         64,750           12,750

---------------
(1) Based on the difference between the closing market price on December 31, 1998, for the Common Stock, which was $12.00 per share, and the option exercise price.


Employment Agreements

         On March 3, 1995, Sterile Products Holdings, Inc., a wholly-owned subsidiary of the Company ("Holdings") and Sterile Products Corporation, d.b.a. Absorbent Cotton Company, Inc., a wholly-owned subsidiary of Holdings ("ACCO"), entered into an employment agreement with Mr. C. C. Van Noy (the "Van Noy Employment Agreement"). Pursuant to the terms of the Van Noy Employment Agreement, Mr. Van Noy served as the President of ACCO for two years and agreed not to compete with Holdings or ACCO or disclose any confidential information during the period in which the Annual Retirement Payments (as hereinafter defined) are being paid to him. In exchange for his services and agreements not to compete or disclose certain information, Mr. Van Noy, who has retired and no longer performs services for the Company, is entitled to receive an annual payment of $75,000 (the "Annual Retirement Payments") for a ten year period. The Van Noy Employment Agreement provides that the Annual Retirement Payments shall be made to the beneficiary of Mr. Van Noy upon his death, subject to certain adjustments.

         On December 8, 1997, the Company entered into Employment Protection Agreements (the "Protection Agreements") with each of Messrs. Weathersby and Kasvin (the "Executive"). The Protection Agreement provides that, in the event of a Change of Control (as defined therein), the Company will pay the Executive a lump sum in cash (the "Change of Control Payment") equal to: (i) one year's base salary (six months in the case of Mr. Weathersby) and (ii) an amount equal to 100% of Executive's target bonus (50% in the case of Mr. Weathersby) for the fiscal year in which the Change of Control occurs. If, after a Change of Control, Executive's employment is terminated or is otherwise materially and adversely affected, Executive will be entitled to an additional lump sum payment equal to the Change of Control Payment. In addition, all stock options previously granted to the Executive, whether or not vested, shall become immediately exercisable. Executive shall have one year from such date to exercise the options.

         On July 15, 1998, the Company entered into a Letter Agreement with Mr. Kasvin, in which the Company agreed to pay Mr. Kasvin $300,000 on September 1, 1999 (above and beyond salary and other benefits which he is receiving) if he remained employed by the Company until that date (or was terminated by the Company without cause prior to that date). Under the Letter Agreement, Mr. Kasvin must give six months' notice if he intends to leave the Company and in the event that Mr. Kasvin gives such notice to the Company, Mr. Kasvin will remain on the payroll at full salary and benefits until the earlier of either the date Mr. Kasvin finds other employment or December 31, 1999.

         On November 9, 1998, the Company entered into a Separation and Release Agreement (the "Release Agreement") with Mr. James V. Heim, Senior Vice
President of Consumer and Personal Products. Pursuant to the terms of the Release Agreement, Mr. Heim's employment with the Company ceased on November 30, 1998. In satisfaction of all Mr. Heim's claims for compensation, Mr. Heim received a lump sum payment from the Company of $322,500. Mr. Heim may exercise his stock options in the Company's stock until November 30, 1999. In furtherance of the Employee Patent and Confidential Information Agreement executed by Mr. Heim on June 3, 1996, Mr. Heim agrees that he will keep secret all confidential financial and proprietary matters of the Company and will not take with him any documents relating to the Company.

         On February 5, 1999, the Company entered into a Letter Agreement with Thomas H. Quinn. Pursuant to the Letter

Agreement, Mr. Quinn's employment with the Company will cease upon a change of control of the Company. In recognition of his service and dedication to the Company, Mr. Quinn is entitled to receive a lump sum payment, upon consummation of a change of control, from the Company of $374,000.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of December 31, 1998 (except as otherwise noted) certain information with respect to the number of shares of Common Stock beneficially owned by (i) each director of the Company who beneficially owned Common Stock, (ii) each executive officer of the Company as of December 31, 1998, named in the table under "Executive Compensation" under
Item 11 of this Report, who beneficially owned Common Stock, (iii) all directors and executive officers of the Company as a group and (iv) based on information available to the Company and a review of statements filed with the SEC pursuant to Section 13(d) and 13(g) of the Securities Act of 1934, as amended (the "Exchange Act"), each person or entity that beneficially owned (directly or together with affiliates) more than 5% of the Common Stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, except as otherwise noted.

                                                                 Common
                                                                  Stock
                                               Beneficially    Percentage
Name                                              Owned(1)     Ownership(1)
----                                           ------------    ------------
Directors and Executive Officers:
Jonathan F. Boucher (2)                             360,639         2.9%
John W. Jordan II (3)                               332,140         2.7
David W. Zalaznick (4)                              303,140         2.5
William C. Weathersby (5)                           197,000         1.6
John R. Lowden (6)                                  184,860         1.5
Thomas H. Quinn (7)                                 175,200         1.4
Thomas G. Kasvin (8)                                 62,600           *
William C. Ballard (9)                               21,000           *
Michael J. Piron (10)                                26,000           *
D. Patrick Curran (11)                               15,000           *
Gary S. Wade (12)                                    36,300           *
Paul D. Rhines                                       10,343           *
All directors and executive
  officers as a group (16
  persons) (2)(3)(4)(5)(6)
  (7)(8)(9)(10)(11)(12)                           1,768,822        14.6%

Other Principal Stockholders:
Sanford C. Bernstein & Co. Inc. (13)              1,222,650        10.1%
FMR Corp. (14)                                    1,065,400         8.8%
T. Rowe Price Associates, Inc. (15)                 994,900         8.2%
1838 Investment Advisors, Inc. (16)                 697,963         5.8%

---------------------------
* Indicates beneficial ownership of less than 1% of shares of Common Stock.

(1) Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 2,000 share of Common Stock held by Thomas C. Boucher, 2,000 shares of Common Stock held by Peter C. Boucher, 2,000 shares of Common Stock held by Hayden W. Boucher, each under the Uniform Gifts to Minors Act and for each of which Mr. Boucher disclaims beneficial ownership, 6,500 shares of Common Stock held by the Jonathan F. Boucher Profit Sharing Plan, of which Mr. Boucher is trustee, and 3,000 shares are owned by the Jonathan F. Boucher

         Money Purchase Plan of which Mr. Boucher is a Trustee. Mr. Boucher is a managing director of The Jordan Company, an entity with which Messrs. Jordan, Zalaznick, Quinn and Lowden are also affiliated. Mr. Boucher's address is c/o The Jordan Company, 767 Fifth Avenue, 48th Floor, New York, New York 10153.

(3)      Includes  332,140  shares of  Common  Stock  held by John W.  Jordan II
         Revocable Trust, of which Mr. Jordan is trustee. Mr. Jordan is a managing director of The Jordan Company, an entity with which Messrs. Boucher, Quinn, Zalaznick and Lowden are also affiliated. Mr. Jordan's address is c/o The Jordan Company, 767 Fifth Avenue, 48th Floor, New York, New York 10153.

(4) Includes 7,000 shares of Common Stock held by Amy Y. Zalaznick 1995 Irrevocable Trust, 7,000 shares of Common Stock held by Jeffrey C. Zalaznick 1995 Irrevocable Trust and 7,000 shares of Common Stock held by Samantha M. Zalaznick 1995 Irrevocable Trust, for each of which Mr. Zalaznick's wife is trustee and for each of which Mr. Zalaznick disclaims beneficial ownership. Mr. Zalaznick is a managing director of The Jordan Company, an entity with which Messrs. Boucher, Jordan, Quinn and Lowden are also affiliated. Mr. Zalaznick's address is c/o The Jordan Company, 767 Fifth Avenue, 48th Floor, New York, New York 10153.

(5) Includes 7,632 shares of Common Stock held by the William C. Weathersby Irrevocable Trust F/B/O Marcus D. Weathersby, 7,632 shares of Common Stock held by the William C. Weathersby Irrevocable Trust F/B/O William
         C. Weathersby, Jr., and immediately exercisable options to purchase 28,000 shares of Common Stock. Mr. Weathersby's address is c/o American Safety Razor Company, P. O. Box 500, Staunton, Virginia 24402.

(6) Includes 2,500 shares of Common Stock held by the Trust F/B/O John R. Lowden, of which Mr. Lowden is co-trustee. Mr. Lowden is a managing director of The Jordan Company, an entity with which Messrs. Boucher, Jordan, Quinn and Zalaznick are also affiliated. Mr. Lowden's address is c/o The Jordan Company, 767 Fifth Avenue, 48th Floor, New York, New York 10153.

(7) Mr. Quinn is President and Chief Operating Officer of Jordan Industries, Inc., a company affiliated with The Jordan Company, an entity with which Messrs. Boucher, Jordan, Zalaznick and Lowden are also affiliated. Mr. Quinn's address is c/o Jordan Industries, Inc., 1751 Lake Cook Road, Suite 550, Deerfield, Illinois 60015.

(8) Includes 800 shares of Common Stock owned by Mr. Kasvin's wife, which shares Mr. Kasvin is deemed to beneficially own, and immediately exercisable options to purchase 35,000 shares of Common Stock. Mr. Kasvin's address is c/o American Safety Razor Company, P. O. Box 500, Staunton, Virginia 24402.

(9) Includes 4,000 shares of Common Stock held by the Charitable Remainder Trust F/B/O Julie W. Ballard, 2,000 shares of Common Stock held by the Charitable Remainder Trust F/B/O of Elizabeth Ballard Lebhor and 2,000 shares of Common Stock held by the Charitable Remainder Trust F/B/O William C. Ballard, III, for each of which Mr. Ballard is trustee, and immediately exercisable options to purchase 10,000 shares of Common Stock. Mr. Ballard's address is 3300 National City Tower, 101 South 5th Street, Louisville, Kentucky 40202.

(10) Includes immediately exercisable options to purchase 26,000 shares of Common Stock. Mr. Piron's address is c/o American Safety Razor Company,
         P. O. Box 500, Staunton, Virginia 24402.

(11) Includes immediately exercisable options to purchase 10,000 shares of Common Stock. Mr. Curran's address is P. O. Box 419389, Kansas City, Missouri 64141-6389.

(12) Includes immediately exercisable options to purchase 22,000 shares of Common Stock. Mr. Wade's address is c/o American Safety Razor Company,
         P. O. Box 500, Staunton, Virginia 24402.

(13) As of January 8, 1999, Sanford C. Bernstein & Co. Inc. Investment Research and Management ("Bernstein"), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, beneficially owned 1,222,650 shares of Common Stock. Bernstein has sole voting power with respect to 1,008,000 shares of Common Stock and shared voting power with respect of 25,295 shares of Common Stock. Voting power is shared with Bernstein clients who have appointed an independent voting agent with instructions to vote shares in the same manner as Bernstein. Bernstein has sole dispositive power with respect to 1,222,650 shares of Common Stock. The address of Bernstein is One State Street Plaza, New York, New York 10004-1545.

(14) As of February 1, 1999, Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp. ("FMR"), beneficially owned 1,065,400 shares of Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. FMR, through its control of Fidelity, has sole dispositive power with respect to 1,065,400 shares of Common Stock and no voting power with respect to
         1,065,400 shares of Common Stock. Such voting power resides with the Boards of Trustees of the funds. FMR carries out the voting of the shares under written guidelines established by the funds' Boards of Trustees. The 1,065,400 shares of Common Stock are also beneficially owned by Fidelity Low-Priced Stock Fund ("Stock Fund"). The address of Fidelity, FMR and Stock Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

(15) As of February 12, 1999, T. Rowe Price Associates, Inc. ("Price"), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, beneficially owned 994,900 shares of Common Stock. Included in the 994,900 shares are 700,000 shares of Common Stock which are beneficially owned by T. Rowe Price Small Cap Value Fund ("Small Cap"), an investment company registered under Section 8 of the Investment Company Act of 1940 as to which Price serves as advisor. As to the 994,900 shares of Common Stock: (i) Price has sole voting power with respect to 274,200 shares of Common Stock and Small Cap has sole voting power with respect to 700,000 shares of Common Stock and
         (ii) Price has sole dispositive power with respect to 994,900 shares of Common Stock. The shares of Common Stock are owned by various individual and institutional investors, which Price serves as investment adviser with the power to direct investments and/or sole power to vote the securities. For purposes of the Exchange Act, Price is deemed to be the beneficial owner of such securities, however Price expressly disclaims beneficial ownership of such securities. The address of Price and Small Cap is 100 E. Pratt Street, Baltimore, Maryland 21202.

(16) As of February 3, 1999, 1838 Investment Advisors, Inc. ("1838"), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, beneficially owned 697,963 shares of Common Stock. As to the 697,963 shares of Common Stock 1838 has: (i) sole voting power with respect to 434,311 shares of Common Stock and (ii) sole dispositive power with respect to 697,963 shares of Common Stock. The shares of Common Stock are owned by various individual and institutional investors, which 1838 serves as investment advisor with the power to direct investment and/or sole power to vote the securities. The address of 1838 is 5 Radnor Corp. Center, Suite 320, Radnor, Pennsylvania 19087.


ITEM 13 - Certain Relationships and Related Transactions

         The Jordan Company. On July 12, 1995, the Company and TJC Management Corporation, an affiliate of The Jordan Company, entered into an advisory agreement (the "Advisory Agreement"). The Advisory Agreement provides for the payment by the Company to TJC Management Corporation of (a) up to 2% of the aggregate consideration paid by the Company and/or its subsidiaries in connection with acquisitions or paid to the Company in connection with a sale of the Company and/or its subsidiaries and (b) up to 1% of the amount obtained pursuant to any debt, equity or other refinancing. In accordance with Company policy, the Advisory Agreement was (i) approved by a majority of the members of the Company's Board and by a majority of the disinterested members of the Company's Board and (ii) deemed by the Company's Board to be subject to terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties.

         Pursuant to the terms of the Advisory Agreement, on May 28, 1997, the Company paid to TJC Management Corporation $196,000 as compensation for providing investment banking and other consulting services rendered in connection with the acquisition by a subsidiary of the Company of certain assets of AWC. Messrs. Jordan, Zalaznick, Boucher and Lowden are directors of the Company and partners of The Jordan Company.

         During the fiscal year 1998, the Company paid to The Jordan Company an aggregate of $60,000 as compensation for Messrs. Jordan, Zalaznick, Boucher and Lowden serving as members of the Company's Board.

         On February 12, 1999, the Company and TJC Management Corporation amended and restated the Advisory Agreement (the "Amended Advisory Agreement"). The Company's Board unanimously approved the Amended Advisory Agreement.
Pursuant to the Amended Advisory Agreement, the Company and TJC Management Corporation agreed upon a flat $2,500,000 fee for financial advisory services payable at closing of the Stock Tender Offer which represents .8% of the Stock Tender Offer. The financial advisory fee in the Amended Advisory Agreement represents a reduction from the base fee of up to 2% which would otherwise have been paid in connection with the Stock Tender Offer. In accordance with Company policy, the Amended Advisory Agreement was (i) approved by a majority of the members of the Company's Board and a majority of the disinterested members of the Company's Board and (ii) deemed by the Company's Board to be subject to terms and conditions no less favorable to the

Company than could be obtained from unaffiliated third parties.

         Indemnification Agreements. The Company is party to indemnification agreements with each of the members of the Company's Board pursuant to which the Company has agreed to indemnify and hold harmless each director from liabilities incurred as a result of such director's status as a director of the Company, subject to certain limitations.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1), (2) and (3)--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 31.

(b)  Reports on Form 8-K filed in the fourth quarter of 1998.

     None

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 61.

(d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this Report on page 60.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of March 1999.

                               AMERICAN SAFETY RAZOR COMPANY



                                /s/Thomas H. Quinn
                                ------------------
                                Thomas H. Quinn
                                Chairman of the Board and
                                Chief Executive Officer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the 26th day of March 1999.


        Signature                              Title
        ---------                              -----

/s/Thomas H. Quinn                Chairman of the Board and
--------------------------          Chief Executive Officer
   Thomas H. Quinn                  (Principal Executive Officer)

/s/William C. Weathersby          Director, President and
--------------------------          Chief Operating Officer
   William C. Weathersby

/s/Thomas G. Kasvin               Senior Vice President
--------------------------          Chief Financial Officer (Principal Financial
   Thomas G. Kasvin                 Officer and Principal Accounting Officer)

/s/Jonathan F. Boucher            Director, Vice President and Assistant
--------------------------          Secretary
   Jonathan F. Boucher


/s/John W. Jordan II              Director
--------------------------
   John W. Jordan II

/s/David W. Zalaznick             Director
--------------------------
   David W. Zalaznick

/s/John R. Lowden                 Director
--------------------------
   John R. Lowden

/s/Paul D. Rhines                 Director
--------------------------
   Paul D. Rhines

/s/D. Patrick Curran              Director
--------------------------
   D. Patrick Curran

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

                          YEAR ENDED DECEMBER 31, 1998

                          AMERICAN SAFETY RAZOR COMPANY

                               STAUNTON, VIRGINIA

FORM 10-K--ITEM 14(a)(1) AND (2)

American Safety Razor Company

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of American Safety Razor Company are included in Item 8:

        Consolidated Balance Sheets--December 31, 1998 and 1997

        Consolidated Statements of Income--Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Comprehensive Income--Years ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements--December 31, 1998

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

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                          December 31,
                                                       1998          1997
                                                       ----          ----
Assets
Current assets:
    Cash and cash equivalents                          $3,453       $1,434
    Trade receivables, less allowances
      of $2,957 in 1998, and $3,461 in 1997            44,498       45,277
    Inventories                                        54,029       51,488
    Income taxes receivable                               989          896
    Deferred income taxes                               5,108        2,803
    Prepaid expenses                                    2,340        1,410
                                                    ---------     --------

Total current assets                                  110,417      103,308

Property and equipment, net                            74,665       72,943

Intangible assets, net:
    Goodwill                                           68,446       68,978
    Other                                               3,365        4,258
                                                    ---------     --------
                                                       71,811       73,236

Prepaid pension cost and other                          6,004        4,594
                                                    ---------     --------

Total assets                                         $262,897     $254,081
                                                    =========     ========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                  $14,269      $15,704
    Accrued expenses                                   12,009       10,772
    Payroll and related liabilities                     3,727        5,720
    Accrued interest                                    4,232        4,269
    Current maturities of long-term obligations         3,852        2,107
                                                    ---------     --------

Total current liabilities                              38,089       38,572

Long-term obligations                                 123,481      121,505
Retiree health and insurance benefits                  23,802       22,966
Pension and other liabilities                           1,361        2,017
Deferred income taxes                                   6,610        9,582
                                                    ---------     --------

Total liabilities                                     193,343      194,642
                                                    ---------     --------

Contingent liabilities and commitments

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000
        shares authorized; 12,110,049 shares issued and
        outstanding in 1998, 12,098,049 in 1997           121          121
    Additional paid-in capital                         65,905       65,801
    Retained earnings (accumulated deficit)             4,457       (5,645)
    Accumulated other comprehensive loss                 (929)        (838)
                                                     --------     --------
                                                       69,554       59,439

Total liabilities and stockholders' equity           $262,897     $254,081
                                                     ========     ========
See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                               Year ended December 31,
                                          1998          1997         1996
                                       ----------    ----------   ----------

Net sales                               $297,488      $296,607     $260,636
Cost of sales                            201,978       196,991      169,949
                                       ---------     ---------    ---------

Gross profit                              95,510        99,616       90,687

Selling, general and
  administrative expenses                 63,516        60,206       54,867
Amortization of intangible assets          2,543         2,501        2,503
Special charges                            3,003             -            -
                                      ----------   ----------- ------------

Operating income                          26,448        36,909       33,317
Interest expense                          12,270        12,270       11,719
                                       ---------     ---------    ---------

Income before income taxes                14,178        24,639       21,598
Income taxes                               4,076         9,570        8,425
                                       ---------     ---------   ----------

Net income                              $ 10,102      $ 15,069    $  13,173
                                        ========      ========    =========

Basic earnings per share:

    Net income                             $0.83         $1.25        $1.09
                                           =====         =====        =====

    Weighted average number
      of shares outstanding               12,107        12,094       12,093
                                          ======        ======       ======

Diluted earnings per share:

    Net income                             $0.83         $1.23        $1.09
                                           =====         =====        =====

    Weighted average number
      of shares outstanding               12,223        12,255       12,139
                                          ======        ======       ======


See accompanying notes.


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
                                              Year ended December 31,
                                         1998          1997         1996
                                      ----------    ----------   ----------


Net income                              $10,102       $15,069      $13,173
Other comprehensive income:
    Foreign currency
      translation adjustments               (91)         (198)         452
                                      ---------     ---------     --------

Comprehensive income                    $10,011       $14,871      $13,625
                                        =======       =======      =======



See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                   Year ended December 31,
                                                 1998       1997      1996
                                               --------   --------  --------


Operating activities
Net income                                      $10,102    $15,069    $13,173
Adjustments to reconcile net
    income to net cash provided by
    operating activities:
        Depreciation                              9,634      8,624      8,081
        Amortization                              2,543      2,501      2,503
        Interest and financing costs                553        540        727
        Deferred income taxes                      (381)     1,834        273
        Retiree health and insurance benefits       836        674        684
        Pension and other                        (2,126)    (2,023)       254
        Changes in operating assets
        and liabilities
        net of effects of acquisitions:
            Trade receivables                     1,186     (7,685)    (1,213)
            Inventories                          (2,186)    (3,619)      (171)
            Income taxes receivable                 (93)      (896)         -
            Prepaid expenses                       (927)       423       (119)
            Accounts payable                     (1,671)     1,492        666
            Accrued and other expenses           (1,328)       (70)       998
            Income taxes payable                 (3,601)    (4,827)      (343)
                                                -------    -------   --------

Net cash provided by operating activities        12,541     12,037     25,513
                                                -------    -------    -------

Investing activities
Capital expenditures                            (11,375)   (13,714)   (11,269)
Acquisitions, net of cash acquired                 (571)   (10,300)   (16,673)
Other, net                                         (663)        (3)        62
                                               --------  ---------  ---------

Net cash used in investing activities           (12,609)   (24,017)   (27,880)
                                                -------    -------    -------

Financing activities
Repayment of long-term obligations               (1,397)      (553)   (11,225)
Proceeds from borrowings                          3,380     11,943     13,424
Proceeds from exercise of stock options             104         45          -
                                              ---------   -------- ----------

Net cash provided from financing activities       2,087     11,435      2,199
                                               --------    -------   --------

Net increase (decrease) in
  cash and cash equivalents                       2,019       (545)      (168)
Cash and cash equivalents,
  beginning of period                             1,434      1,979      2,147
                                               --------   --------   --------

Cash and cash equivalents, end of period        $ 3,453    $ 1,434    $ 1,979
                                                =======    =======    =======


See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
American Safety Razor Company and its subsidiaries (the "Company") is a leading manufacturer of high-quality private label and value brand consumer products. The Company's principal products consist of consumer shaving razors and blades, blades and bladed hand tools, specialty industrial and medical blades, cotton and foot care products, and custom bar soaps principally sold to the retail and professional trades in the United States and in selected international markets.

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

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Principles of Consolidation
The consolidated financial statements include the accounts of American Safety Razor Company and its subsidiaries, all of which are wholly owned. The consolidated financial statements also include the accounts of The Cotton Division of American White Cross, Inc., ("AWC"), Bond-America Israel Blades, Ltd., and its wholly owned U.S. subsidiary, A.I. Blades, Inc. (collectively, "Bond") and Wolco Holland B.V. ("Wolco") since their acquisition dates (See Note
12). All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories
Inventories are stated at the lower of cost or market. Cost for approximately 59 percent and 61 percent of inventories for 1998 and 1997, respectively, is determined by the last-in, first-out ("LIFO") method. Cost of the remaining inventories, operating supplies and inventories of foreign and certain domestic subsidiaries, is determined by the first-in, first-out method.

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

Advertising Expenses
Advertising costs are expensed when incurred and approximated $912,000 in 1998, $2,318,000 in 1997, and $732,000 in 1996.

Foreign Currency Translation
The accounts of the Company's foreign subsidiaries are generally measured using local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translations are excluded from net earnings and accumulated as a separate component of accumulated other comprehensive loss. The Company does not provide income taxes on such gains and losses because income taxes are not provided on the undistributed earnings of foreign subsidiaries as it is the intent of the Company to support these subsidiaries with such earnings. Gains and losses from foreign currency

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


transactions are included in net earnings and are not significant in amount. The effect of exchange rate changes on cash flows is not material.

Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt obligations, foreign currency forward contracts and foreign currency options. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Fair value of debt obligations is based on quoted market prices for the same or similar issues. Fair value of foreign currency forward contracts and foreign currency options are based on quoted market prices.

The Company periodically hedges certain foreign currency exposures through the use of foreign currency forward contracts and foreign currency options. Certain of these contracts, although intended and economically effective as a hedge of certain of the Company's foreign currency exposures, do not qualify for hedge accounting. Gains and losses on contracts qualifying for hedge accounting treatment are deferred and offset against foreign exchange gains or losses on the underlying transaction. Gains and losses on contracts not qualifying for hedge accounting treatment are included in current income. Premiums paid are amortized on a straight-line basis over the term of the related contract.

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

Earnings Per Share
Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities. The difference between the weighted average number of shares outstanding for computing basic earnings per share and diluted earnings per share relates to the Company's employee stock options outstanding which are assumed to be converted for the diluted earnings per share calculation when the average market price of the Company's common stock for the period exceeds the exercise price of the employee stock options which are outstanding.

Statement of Cash Flows
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid income taxes of $9,994,000 in 1998, $13,516,000 in 1997, and $8,750,000 in 1996.
The Company paid  interest of  $11,802,000  in 1998,  $11,706,000  in 1997,  and
$11,123,000 in 1996.

Supplemental non-cash investing and financing activities related to the Wolco acquisition consist of (in thousands):

      Fair value of assets acquired, net of cash                $2,626
      Liabilities assumed                                         (877)
      Seller financing                                          (1,178)
                                                                -------
      Cash paid                                                 $ (571)
                                                                =======

Liabilities assumed include acquired debt of $506,000.

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

Retirement Plans and Other Postretirement Benefits
FAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in 1998 as an amendment

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to FAS Nos. 87, 88 and 106. The Company has conformed its pension and other postretirement disclosures to comply with FAS No. 132.

Income Taxes
Income taxes are determined based on FAS No. 109, "Accounting for Income Taxes." Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on differences between financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Reporting
The Company provides segment disclosures pursuant to FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (See Note 10).

New Accounting Standards
In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.


2. INVENTORIES

     Inventories consisted of:
                                                      December 31,
                                                   1998         1997
                                                   ----         ----
                                                     (In thousands)

     Raw materials                                $18,797       $20,352
     Work in process                                6,612         5,596
     Finished goods                                25,070        23,128
     Operating supplies                             3,475         3,107
                                                 --------      --------
                                                   53,954        52,183
     Excess of current cost over
       (under) LIFO inventory value                   (75)          695
                                                ---------      --------
                                                  $54,029       $51,488
                                                =========      ========

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of:
                                                      December 31,
                                                   1998         1997
                                                   ----         ----
                                                     (In thousands)

     Land and land improvements                  $  1,872     $  1,872
     Buildings and improvements                    10,235        9,959
     Machinery and equipment                      104,334       92,965
     Construction in progress                       8,373        9,853
                                                 --------     --------
                                                  124,814      114,649
     Less accumulated depreciation                (50,149)     (41,706)
                                                  -------      -------
                                                  $74,665      $72,943
                                                =========     ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. INTANGIBLE ASSETS

     Intangible assets consisted of:
                                                      December 31,
                                                   1998         1997
                                                   ----         ----
                                                     (In thousands)

     Goodwill                                     $86,013      $84,396
     Noncompete agreements                          2,522        2,522
     Deferred loan costs and other                  4,256        4,256
                                                  -------      -------
                                                   92,791       91,174
     Less accumulated amortization                (20,980)     (17,938)
                                                  -------      -------
                                                  $71,811      $73,236
                                                  =======      =======

5. LONG-TERM OBLIGATIONS

     Long-term obligations consist
     of the following:
                                                      December 31,
                                                   1998         1997
                                                   ----         ----
                                                     (In thousands)

     Revolving loans, due August 2000            $  20,600    $  17,300

     9 7/8% Series B Senior Notes,
     due August 2005                               100,000      100,000

     9% subordinated note, due June 2000             2,500        2,500

     Other:
       3% Virginia Small Business Financing
       Authority Note, due March 30, 2002            1,448        1,767
       Other obligations                             2,785        2,045
                                                 ---------    ---------
                                                   127,333      123,612
     Less current maturities                         3,852        2,107
                                                 ---------    ---------
                                                  $123,481     $121,505
                                                  ========     ========

The Company's revolving credit facility requires payment of an annual commitment fee of .31% on the average daily unborrowed amounts under the facility. Interest is based on the bank's prime rate or the London Interbank Offered Rate plus 1.25%. The weighted-average interest rate on the Company's outstanding revolving loans was approximately 6.9% at December 31, 1998. Borrowings under this facility mature on August 3, 2000. At December 31, 1998, the Company had approximately $28,700,000 available for future borrowings and letters of credit under its revolving credit facility. The weighted-average interest rate incurred by the Company with respect to its debt obligations, was approximately 9.3% and 9.5% during the years ended December 31, 1998 and 1997, respectively.

The 9 7/8% Series B Senior Notes require semi-annual interest payments on August 1 and February 1 of each year and a principal payment of $100,000,000 on August 1, 2005. The 9 7/8% Series B Senior Notes are guaranteed by certain domestic subsidiaries of the Company.

The 9% subordinated note was issued in connection with an acquisition and is due in equal installments on June 10, 1999 and June 10, 2000.

The Virginia Small Business Financing Authority note requires semi-annual payments of $185,000 through September 2001 with a final payment of $435,000 due March 2002. Other obligations include debt obligations of several of the Company's subsidiaries.

Maturities of long-term obligations subsequent to December 31, 1998, approximate $3,852,000 in 1999, $22,702,000 in 2000, $350,000 in 2001, $429,000 in 2002, $0
in 2003 and $100,000,000 thereafter.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's trade receivables, inventories and property and equipment are pledged as collateral for the Virginia Small Business Financing Authority note and trade receivables and inventories are pledged as collateral for the revolving credit facility. The revolving credit facility contains certain financial covenants which require the Company, among other requirements, to meet certain financial ratios relating to interest coverage and indebtedness. The indenture related to the 9 7/8% Series B Senior Notes limits the ability of the Company, among other limitations, to pay dividends, make certain other restricted payments or incur certain additional indebtedness unless it meets a cash flow coverage ratio, as defined. In addition, the Company may be required to offer to purchase Senior Notes equal to 100% of the principal amount thereof, with the proceeds of certain asset sales, as defined.


6. FINANCIAL INSTRUMENTS

At December 31, 1998 and 1997, the carrying value of the Company's financial instruments, excluding foreign currency options, approximate their fair values except for the 9 7/8% Series B Senior Notes which had a fair value of approximately $102,000,000 and $108,000,000 at December 31, 1998 and 1997,
respectively.

At December 31, 1998 and 1997, there were no foreign exchange forward contracts outstanding. At December 31, 1998, the Company held put options with a notional amount of 36,000,000 French Francs, which expire in equal quarterly amounts during 1999. At December 31, 1998, the carrying value of these contracts approximated their fair value.


7. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company and certain subsidiaries have defined benefit pension plans covering substantially all employees. Benefits are generally based on employee years of service and compensation. The Company's funding policy is to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members.

The Company also sponsors several defined benefit postretirement medical and life insurance plans providing benefits to certain employees who have worked a minimum of five years and attained age 55 while in service with the Company. The Company requires salaried employees retiring after April 1, 1993, to have 20 years of service after age 40 to receive full benefits and has implemented maximum payments for certain of its hourly employees. Salaried employees hired after May 1, 1991, are not eligible to participate in these postretirement benefit plans. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the costs of these medical and life insurance benefit plans as they become due.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following tables reconcile the changes in benefit obligations and plan assets in 1998 and 1997, and reconcile the funded status to prepaid or accrued cost at December 31, 1998 and 1997:


                                                                                      Other Post-
                                                           Pension Benefits       Retirement Benefits
                                                           ----------------       -------------------
                                                         1998         1997         1998         1997
                                                         ----         ----         ----         ----
                                                                          (In thousands)
Change in benefit obligation:
     Benefit obligation, beginning of year             $ 96,685     $ 91,874     $ 24,815     $ 21,389
     Service cost                                         2,585        2,238          548          548
     Interest cost                                        6,794        6,662        1,714        1,739
     Employee contributions                                   -            -           71           71
     Effect of discount rate change                       3,231        2,678          590          594
     Effect of rate of compensation change              (3,015)            -          (76)           -
     Effect of health care cost trend rate change             -            -         (313)           -
     Actuarial (gain) loss                                1,934       (1,373)      (1,977)       1,673
     Benefits paid                                       (5,535)      (5,394)      (1,078)      (1,199)
                                                      ---------    ---------    ---------    ---------
     Benefit obligation, end of year                   $102,679     $ 96,685     $ 24,294     $ 24,815
                                                       ========     ========     ========     ========
Change in plan assets:
     Plan assets at fair value, beginning of year      $117,777     $102,059          n/a          n/a
     Actual return on plan assets                         9,944       20,977          n/a          n/a
     Employer contributions                                  36          135          n/a          n/a
     Benefits paid                                       (5,535)      (5,394)         n/a          n/a
                                                      ---------    ---------
     Plan assets at fair value, end of year            $122,222     $117,777          n/a          n/a
                                                       ========     ========
Reconciliation of prepaid (accrued) cost:
     Funded status of the plans                        $ 19,543     $ 21,092     $(24,294)    $(24,815)
     Unrecognized net transition
       (asset) obligation                                    (2)          (3)           -            -
     Unrecognized prior service cost                        580          685         (882)      (1,368)
     Unrecognized net (gain) loss                       (15,023)     (18,660)       1,374        3,217
                                                      ---------    ---------    ---------    ---------
     Prepaid (accrued) cost, end of year              $   5,098    $   3,114     $(23,802)    $(22,966)
                                                      =========    =========     ========     ========


Assumptions used for financial reporting purposes to compute benefit obligations and net benefit income or cost, and the components of net periodic benefit income or cost, are as follows (in thousands, except percentages):

                                                                                                         Other Post-
                                                                   Pension Benefits                 Retirement Benefits
                                                                   ----------------                 -------------------
                                                              1998       1997        1996       1998        1997       1996
                                                             ------     ------      ------     ------      ------     ------
Weighted-average assumptions for benefit obligations:
     Discount rate                                            7.00%      7.25%       7.50%      7.00%       7.25%      7.50%
     Rate of compensation increases                           4.00%      5.00%       5.00%      4.00%       5.00%      5.00%
     Expected return on plan assets                          11.00%     11.00%      11.00%        n/a         n/a        n/a

Weighted-average assumptions for net benefit income or cost:
     Discount rate                                            7.25%      7.50%       7.50%      7.25%       7.50%      7.50%
     Rate of compensation increases                           5.00%      5.00%       5.00%      5.00%       5.00%      5.00%
     Expected return on plan assets                          11.00%     11.00%      11.00%        n/a         n/a        n/a

Rate of increase in per capita cost
  of covered health care benefits                               n/a        n/a         n/a      7.50%       7.50%      8.00%

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Other Post-
                                                              Pension Benefits                Retirement Benefits
                                                              ----------------                -------------------
                                                        1998       1997        1996       1998        1997       1996
                                                       ------     ------      ------     ------      ------     ------
Components of net periodic benefit income (cost):
     Service cost                                    $(2,585)   $(2,238)    $(2,285)   $  (548)    $  (548)   $  (617)
     Interest cost                                    (6,794)    (6,662)     (6,309)    (1,714)     (1,739)    (1,533)
     Expected return on plan assets                   11,383     10,421       8,854          -           -          -
     Net amortization and deferral                       (94)      (114)       (133)       419         486        419
                                                    --------   --------    --------   --------    --------   --------
Net periodic benefit income (cost)                   $ 1,910    $ 1,407     $   127    $(1,843)    $(1,801)   $(1,731)
                                                     =======    =======     =======    =======     =======    =======

Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Changes in assumptions for 1998 relating to the discount rate, rate of compensation increase and the health care cost trend rate will reduce 1999 net benefit cost by approximately $410,000.

The rates for the per-capita cost of covered health care benefits were assumed to decrease gradually to 5.25% in year 2002, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, by $1,180,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by $125,000.

The net pension asset is comprised of a prepaid pension asset of $5,483,000 in 1998 and $4,034,000 in 1997 and an accrued pension liability of $385,000 in 1998 and $920,000 in 1997. Amortization of unrecognized prior service cost is based on the expected future service of active employees expected to receive benefits. The plan assets were primarily invested in listed common stocks, cash equivalents, corporate bonds and U.S. government debt securities.

The Company and certain subsidiaries sponsor defined contribution benefit plans for substantially all U.S. employees. The plans permit employees to contribute up to 15% of their salary to the plan. The Company also makes contributions to the plans which approximated $136,000 in 1998, $173,000 in 1997 and $159,000 in 1996.


8. TAXES ON INCOME

The provision for taxes on income is comprised of the following:

                                                 Year Ended December 31,
                                             1998          1997        1996
                                           --------      --------    --------
                                                     (In thousands)

Current:
  Federal                                   $4,541        $6,869      $6,784
  State and local                              319           493         393
  Foreign                                     (403)          374         975
                                           -------       -------     -------
Total current                                4,457         7,736       8,152
                                           -------       -------     -------

Deferred:
  Federal                                     (557)        1,708         277
  State and local                              (34)          233          26
  Foreign                                      210          (107)        (30)
                                           -------       -------     -------
Total deferred                                (381)        1,834         273
                                           -------       -------     -------
Total provision for income taxes            $4,076        $9,570      $8,425
                                            ======        ======      ======

The Company has not provided taxes of approximately $1,141,000 on the undistributed pre-tax earnings of $9,962,000 of foreign subsidiaries as it is the intent of the Company to support these subsidiaries with such earnings. Income before income taxes attributable to foreign operations for 1998, 1997 and 1996 was approximately $265,000, $1,134,000 and $2,818,000, respectively.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's effective income tax rate varies from the United States statutory rate as follows:

                                                       Year Ended December 31,
                                                    1998       1997       1996
                                                    ----       ----       ----

United States rate                                   35%        35%        35%
Foreign taxes in excess of (less than) U.S. rate     (2)         -          3
State income taxes, net of federal tax benefit        2          2          4
Goodwill amortization                                 5          3          3
Interest on tax basis adjustments                     -          -         11
Tax liability adjustments                           (11)         -          -
Employee benefits and other provisions                -          -          4
Reduction of valuation allowance                      -          -        (23)
Other--net                                            -         (1)         2
                                                     ---         ---       ---
Effective income tax rate                            29%        39%        39%
                                                     ===        ===        ===

At December 31, 1998 and 1997, the Company had deferred tax liabilities and assets which have been netted by tax jurisdiction for presentation purposes. The significant components of these amounts at December 31, 1998 and 1997 are as follows:
                                             December 31,
                                         1998             1997
                                         ----             ----
                                             (In thousands)
Deferred tax liabilities:
Property and equipment                   $9,436           $7,636
Employee benefits                         2,420            1,967
Other                                     4,544            9,720
                                         ------           ------
Total deferred tax liabilities           16,400           19,323

Deferred tax assets:
Employee benefits                        10,286           10,143
Selling and promotion costs                 825              513
Inventories                               1,303            1,284
Restructuring costs                         684              134
Net operating loss carryforward              53              216
Interest                                  1,442                -
Other                                       305              254
                                        -------          -------
Total deferred tax assets                14,898           12,544
                                         ------           ------
Net deferred tax liabilities             $1,502           $6,779
                                         ======           ======

The deferred tax liabilities and assets are disclosed in the consolidated balance sheets at December 31, 1998 and 1997 as follows:

                                                    December 31,
                                               1998             1997
                                               ----             ----
                                                   (In thousands)

Noncurrent deferred income tax liabilities    $6,610           $9,582
Current deferred income tax assets             5,108            2,803
                                              ------           ------
Net deferred tax liabilities                  $1,502           $6,779
                                              ======           ======

During 1996, management determined, based on the Company's recent history of earnings and its expectations for future earnings, that operating income would more likely than not be sufficient to fully recognize the Company's deferred tax assets. Accordingly, in 1996 the Company reversed its valuation allowance of $5 million relating to its deferred tax assets. Included in the deferred tax liabilities-other are the Company's estimated tax liabilities relating to other tax issues.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's federal income tax returns for 1989 through 1994 have been examined by the IRS and the federal income tax return for 1996 is currently under examination by the IRS. During 1996, the Company provided additional taxes related to its IRS examinations. The Company acquired certain intangible assets at the time of acquisition of the Company and of Ardell for $29 million, and to date the Company has claimed federal income tax deductions of $29 million for the amortization of those assets. In June 1997, the IRS issued a statutory notice of deficiency disallowing substantially all of the Company's amortization deductions relating to the intangible assets. The Company disagreed with the IRS's disallowances and in September 1997, petitioned the U.S. Tax Court to review and redetermine such disallowances. In January 1999, the Company reached agreement with the IRS and signed a stipulation which was filed with the U.S. Tax Court as final resolution of all outstanding issues. The Company recognized a $1,546,000 reduction in its provision for income taxes as a result of settling these issues. The settlement of these issues did not have a materially adverse impact on the consolidated financial position or results of operations of the Company.


9. STOCKHOLDERS' EQUITY

The Company has an incentive stock option plan whereby incentive stock options may be granted to directors, officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. The plan provides for the granting of options to purchase up to 750,000 shares of common stock. Grants of options for 10,000 shares of common stock for each of two new directors issued in June 1993 became exercisable in five equal installments commencing one year from the date of grant. Grants of options issued to key management employees become 40% exercisable two years following the date of grant and the remainder are exercisable over the following three years in equal annual installments. The plan also provides for the granting of stock appreciation rights ("SARs") to officers and key employees with terms of ten years. The terms of the SARs are determined at the time of grant. Upon exercise, holders of SARs are paid, at the option of the Company, cash or common stock in an amount equal to the appreciation in market value of such stock between the grant date and the exercise date. At December 31, 1998, there were no SARs granted.

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

Pro forma information regarding net income and earnings per share is required by FAS Statement No. 123, "Accounting for Stock- Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option- pricing model. Significant weighted-average assumptions used in the model for valuing stock options granted during 1997 and 1996 are as follows:

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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows (in thousands, except for earnings per share data):

                                    1998             1997            1996
                                  --------         --------        --------
Net income
      As reported                  $10,102          $15,069         $13,173
      Pro forma                      9,600           14,608          12,955

Earnings per share
      As reported
        Basic                        $0.83            $1.25           $1.09
        Diluted                       0.83             1.23            1.09
      Pro forma
        Basic                        $0.79             1.21            1.07
        Diluted                      $0.79             1.19            1.07

Stock options granted during 1997 and 1996 (net of forfeitures and including stock options issued prior to 1996 which were repriced on February 22, 1996), aggregated 120,500 and 361,400 shares, respectively, and their weighted-average estimated fair value at the date of grant is $7.47 and $4.54 per share, respectively. There were no stock options granted during 1998.

Stock option plan activity is summarized below:

                                                  Exercise Price Per Share
                                                  ------------------------
                                 Number of                         Weighted
                                 Shares           Range             Average
                                 ------           -----             -------

Outstanding at 12-31-95           216,000     $        8.63         $  8.63
Granted in 1996                   154,000        8.63-11.00           10.84
Cancelled in 1996                  (2,500)             8.63            8.63
                                 --------     -------------         -------
Outstanding at 12-31-96           367,500        8.63-11.00            9.56
Granted in 1997                   121,500             15.38           15.38
Exercised in 1997                  (5,200)             8.63            8.63
Cancelled in 1997                  (1,600)       8.63-11.00           10.11
                                 --------     -------------         -------
Outstanding at 12-31-97           482,200        8.63-15.38           11.03
Granted in 1998                         -
Exercised in 1998                 (12,000)             8.63            8.63
Cancelled in 1998                  (5,500)       8.63-15.38           10.93
                                 --------     -------------         -------
Outstanding at 12-31-98           464,700     $ 8.63-$15.38         $ 11.09
                                 ========     =============         =======

Stock options outstanding at December 31, 1998, aggregated 464,700 shares and have a weighted-average remaining contractual life of 6.9 years and a weighted-average exercise price of $11.09 per share. Stock options exercisable at December 31, 1998, 1997 and 1996 totaled 232,600, 142,460 and 103,400 shares, respectively. Stock options exercisable at December 31, 1998, have a weighted-average exercise price of $9.20 per share. Stock options reserved for future grant at December 31, 1998 and 1997 totaled 268,100 and 262,600 shares, respectively.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in the components of stockholders' equity are as follows:


                                                   Common Stock                  Retained         Accumulated
                                                   ------------                  Earnings            Other
                                                        Par     Additional     (Accumulated      Comprehensive
                                           Shares      Value     Capital          Deficit)            Loss        Total
                                           ------      -----     -------          --------            ----        -----
                                                                 (In thousands, except share data)

Balance at December 31, 1995              12,092,849    $121      $65,756         $(33,887)          $(1,092)     $30,898
     Foreign currency translation                  -       -            -                -               452          452
     Net income                                    -       -            -           13,173                 -       13,173
                                         -----------  ------      -------         --------           -------     --------
Balance at December 31, 1996              12,092,849     121       65,756          (20,714)             (640)      44,523
     Exercise of stock options                 5,200       -           45                -                 -           45
     Foreign currency translation                  -       -            -                -              (198)        (198)
     Net income                                    -       -            -           15,069                 -       15,069
                                         -----------  ------      -------         --------           -------     --------
Balance at December 31, 1997              12,098,049     121       65,801           (5,645)             (838)      59,439
     Exercise of stock options                12,000       -          104                -                 -          104
     Foreign currency translation                  -       -            -                -               (91)         (91)
     Net income                                    -       -            -           10,102                 -       10,102
                                         -----------  ------      -------         --------           -------     --------
Balance at December 31, 1998              12,110,049    $121      $65,905         $  4,457           $  (929)     $69,554
                                         ===========  ======      =======         ========           =======     ========

Accumulated other comprehensive loss consists entirely of foreign currency translation adjustments at December 31, 1998 and 1997. These amounts have not been tax effected.


10. SEGMENT INFORMATION

The Company has three reportable segments, organized primarily on the basis of differences in products, which consist of Razors and Blades, Cotton and Foot Care and Custom Bar Soap. The razors and blades segment includes three product lines, consumer shaving razors and blades, both store and value brand, blades and bladed hand tools, and specialty industrial and medical blades. The cotton and foot care segment includes cotton swabs, cotton balls and puffs, cosmetic pads, tissues, pharmaceutical and beauty coil, and foot care products. The custom bar soap segment includes cosmetic/skin care, bath, pharmaceutical and specialty custom bar soaps.

The Company evaluates performance and allocates resources to its segments based on operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 1).


                                         Net Sales                Operating Income          Year-End Assets
                                         ---------                ----------------          ---------------
                                 1998       1997     1996     1998      1997     1996    1998     1997     1996
                                 ----       ----     ----     ----      ----     ----    ----     ----     ----
                                                                  (In thousands)

Razors and Blades               $183,979  $182,615 $171,611   $20,969  $26,506  $26,474 $186,328 $178,331 $167,468
Cotton and Foot Care              87,339    80,350   55,856     4,111    6,278    4,074   50,940   49,366   36,126
Custom Bar Soap                   26,170    33,642   33,169     1,368    4,125    2,769   25,629   26,384   26,403
                                --------  -------- --------   -------  -------  ------- -------- -------- --------
                                $297,488  $296,607 $260,636    26,448   36,909   33,317 $262,897 $254,081 $229,997
                                ========  ======== ========                             ======== ======== ========

Interest expense                                               12,270   12,270   11,719
                                                              -------  -------  -------
Income before income taxes                                    $14,178  $24,639  $21,598
                                                              =======  =======  =======


                                                                     Additions to             Depreciation
                                                                  Long-Lived Assets         and Amortization
                                                                  -----------------         ----------------
                                                                1998     1997     1996     1998     1997     1996
                                                                ----     ----     ----     ----     ----     ----
Razors and Blades                                             $ 8,362  $11,467  $20,098  $ 8,162  $ 7,415  $ 7,503
Cotton and Foot Care                                            3,700    9,311      972    2,876    2,625    1,985
Custom Bar Soap                                                   964      957      999    1,139    1,085    1,096
                                                             -------- -------- -------- -------- --------  -------
                                                              $13,026  $21,735  $22,069  $12,177  $11,125  $10,584
                                                             ========  =======  =======  =======  =======  =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Operating income for 1998 for Razor and Blades and Cotton and Foot Care includes special charges of $2,819,000 and $184,000, respectively.

The table below reports net sales and long-lived assets (including intangible assets) by geographic area. Transfers between geographic areas are made at arms-length pricing. With the exception of the United States, no country exceeded 10% of net sales or long-lived assets in any year. Revenues were allocated to geographic areas based on the location to which the product was shipped.

                                               Geographic Areas
                                                (In thousands)

                                          1998         1997          1996
                                       ----------   ----------    ----------

Net sales:
   United States                         $243,660     $249,438      $218,688
   Foreign                                 53,828       47,169        41,948
                                        ---------    ---------     ---------
      Total                              $297,488     $296,607      $260,636
                                         ========     ========      ========

Long-lived assets
   United States                         $134,996     $135,382      $128,118
   Foreign                                 11,480       10,797         8,637
                                        ---------    ---------     ---------
      Total                              $146,476     $146,179      $136,755
                                         ========     ========      ========

The Company's foreign operations are located principally in Canada, Mexico, the United Kingdom, Europe, Israel, and the Caribbean.

Export sales from the Company's United States operations aggregated $5,793,000 in 1998, $6,798,000 in 1997 and $4,816,000 in 1996. Sales to one of the
Company's customers in the Razors and Blades and Cotton and Foot Care segments in 1998 and 1997 amounted to approximately 11% and 10% of consolidated net sales, respectively.


11. COMMITMENTS, CONTINGENCIES AND OTHER

Cotton Matters:
--------------

During 1998 the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from approximately 10 customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. As of March 26, 1999, the Company has received notice of 2 claims for damages in the aggregate amount of approximately $1.7 million which the Company believes primarily relates to alleged lost sales and merchandise damage, and it is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

The Company has notified its supplier that, in the Company's view, the supplier is primarily responsible for damages, if any, that may arise out of this matter. At this time, the Company's supplier has agreed to be responsible for the cost of fiber, bleaching and freight of returned product, but has not agreed to be responsible for any other damages and has expressed an intention to assert defenses to our claims. The Company's insurance carriers have been timely notified of the existence of the claim and have agreed to provide defense in a reservation of rights letter, but are continuing to evaluate whether coverage would apply to all aspects of

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the claims.

The Company has been advised by its general counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against the supplier for damages, if any, incurred by the Company. However, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that our exposure from this matter might not exceed the combination of our insurance coverage, if any, and our recourse to suppliers. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly and adversely affected by an ultimate unfavorable outcome of this matter.

Weston Properties Investments III, Ltd. has filed a claim against the Company for damages relating to delays in cost overruns attendant to the Company's facility expansion in Cleveland, Ohio in the amount of $649,000. Management believes that the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Other Matters:
-------------

The Company is subject to other litigation incidental to the conduct of its business and is also subject to government agency regulations relating to its products, environmental matters, taxes and other aspects of its business. While the ultimate outcome of proceedings against the Company cannot be predicted with certainty, management does not expect that these matters will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

Upon the occurrence of a change in control and in certain circumstances, termination of employment, certain executives of the Company will be entitled to receive payments of up to $1.875 million.

The Company leases buildings, office space and equipment under operating lease agreements which expire on various dates through 2013. Certain leases contain renewal or purchase options which may be exercised by the Company. Rent for leases amounted to approximately $3,918,000 in 1998, $3,336,000 in 1997 and $2,697,000 in 1996. Future minimum rental commitments under all noncancellable operating leases at December 31, 1998 approximate $3,214,000 in 1999, $2,802,000 in 2000, $2,487,000 in 2001, $2,220,000 in 2002 and $1,823,000 in 2003.

At December 31, 1998 and 1997, outstanding checks less amounts on deposit amounted to $2,388,000 and $1,690,000, respectively, which is included in accounts payable in the accompanying consolidated balance sheets. In addition, at December 31, 1998 and 1997, incurred but not reported health insurance claims amounted to $600,000, which is included in accrued expenses in the accompanying consolidated balance sheets.


12. ACQUISITIONS

On September 18, 1998, the Company purchased all of the capital stock of Wolco Holland B.V. ("Wolco") for an aggregate purchase price of approximately $2,626,000 net of cash acquired, including assumed liabilities of $877,000 and acquisition related expenses. Wolco is a packager and distributor of razor products to private label accounts in certain European markets. The acquisition was financed by borrowings under the Company's revolving credit facility, internally generated funds and seller financing of $1,178,000 and has been accounted for under the purchase method of accounting. Goodwill resulting from the acquisition of $1,847,000 is being amortized on a straight-line basis over a forty-year period.

On April 22, 1997, the Company purchased certain assets of The Cotton Division of American White Cross, Inc. ("AWC") for net consideration of approximately $10,300,000, including acquisition related expenses. AWC is a manufacturer and distributor of store- brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. The acquisition was financed by borrowings of $9,800,000 under the Company's revolving credit facility and has been accounted for under the purchase method of accounting. No goodwill was recorded relating to this acquisition.

On March 29,  1996,  the  Company  purchased  certain  assets  of  Israel  based
Bond-America Israel Blades, Ltd., and its wholly owned U.S. subsidiary, A.I. Blades, Inc. (collectively, "Bond") for net consideration of approximately $16,673,000, net of cash, including acquisition related expenses. Bond is engaged in the manufacture and distribution of store-brand and value-brand shaving razors and blades. The acquisition was financed by borrowings of $12,718,000 under the Company's revolving credit facility and internally generated funds and has been accounted for under the purchase method of accounting. Goodwill of $2,786,000 is being amortized on a straight-line basis over a forty-year period.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Wolco's, AWC's and Bond's results of operations have been included in the consolidated statement of income since their respective dates of acquisition.

Pro forma results of operations for the years ended December 31, 1998, 1997 and 1996, as if the Wolco, AWC, and Bond acquisitions occurred as of the beginning of the respective periods, are not presented as the effects are not material.


13. SPECIAL CHARGES

During 1998, the Company recorded an aggregate charge of approximately $3,003,000, which was comprised of approximately $1,000,000 related to the Company's decision to discontinue one of its product lines, approximately $1,803,000 for certain severance and employee benefits related to the termination of certain employees, and approximately $200,000 related to the shutdown of the Company's cotton operations in Sparks, Nevada. Employee terminations have resulted primarily from the consolidation of the Company's sales forces and the termination of certain other management employees. The following table provides information as to the components of the charge:

                                                                     Remaining
                                                                     Balance at
                                           Original     Charges to  December 31,
                                            Balance        Date         1998
                                            -------        ----         ----
Discontinuation of product line:
   Contract termination                   $  500,000    $        -    $  500,000
   Excess inventory and deferred charges     500,000             -       500,000
Severance and employee benefits            1,803,000     1,200,000       603,000
Sparks, Nevada shutdown                      200,000       200,000             -
                                          ----------    ----------    ----------
                                          $3,003,000    $1,400,000    $1,603,000
                                          ==========    ==========    ==========

Amounts remaining at December 31, 1998 are included in accrued expenses in the accompanying consolidated balance sheets. Substantially all of the remaining payments and asset impairments are expected to occur during 1999.


14. SUBSEQUENT EVENT

On February 12, 1999, RSA Holdings Corporation and RSA Acquisition Corporation, which are affiliates of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), entered into a merger agreement with the Company. Pursuant to the merger agreement, RSA Acquisition has made an offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $14.125 per share, upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). The aggregate purchase price, excluding transaction costs, to be paid for the common stock purchased in the Stock Tender Offer, assuming all of the common stock (on a fully diluted basis) is tendered, including the redemption of stock options, is approximately $172.6 million. The Stock Tender Offer is conditioned upon, among other conditions, there being validly tendered and not withdrawn, prior to the expiration date of the Stock Tender Offer, a number of shares of common stock which constitutes more than 50% of the voting power (determined on a fully diluted basis) of all the equity securities of the Company and regulatory approval. The Stock Tender Offer expires on April 2, 1999.

The merger agreement provides that, following the completion of the Stock Tender Offer, RSA Acquisition will be merged with and into the Company (the "Merger"). Following the Merger, the Company will continue as the surviving corporation and will become a direct, wholly owned subsidiary of RSA Holdings, which will be wholly owned by J.W. Childs, its affiliates and Company management. Closing for the Merger is expected to occur in April 1999.

In connection with the Merger, the Company has made an offer to purchase (the "Note Tender Offer") all $100.0 million aggregate principal amount of its 9 7/8% Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In conjunction with the Note Tender Offer, the Company has also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Existing Notes. Any tender of Existing Notes pursuant to the Note Tender Offer will also be a grant of consent with respect to such Existing Notes. The Note Tender Offer expires on April 6, 1999.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the above transactions, as currently contemplated, the Company expects it would have had approximately $226.2 million of indebtedness outstanding as of December 31, 1998 as compared to historical indebtedness outstanding of $127.3 million. The Company also expects that as a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets will increase. In addition, certain fees and expenses to be incurred relating to the above transactions will be reflected either as components of the cost of the transactions or as an expense in the period in which the transactions are completed.

Upon consummation of the Merger, The Jordan Company, as advisor to the transaction, will receive a fee of $2.5 million.


15. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $100,000,000 of 9 7/8% Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents condensed consolidating financial statements as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to present such entities on a consolidated basis.

During 1997, Ardell Industries, Inc., a non-guarantor subsidiary, was merged into American Safety Razor Company - the parent company.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     Condensed Consolidating Balance Sheets

                                December 31, 1998

                                                                                       Non-
                                                                       Guarantor     guarantor
                                                             ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                             ---      ------------  ------------   ------------  ------------
                                                                                   (In thousands)
Assets
Current assets:
     Cash and cash equivalents                          $      (17)      $    106       $ 3,364     $        -     $   3,453
     Trade receivables, net                                 18,717         12,315        13,704           (238)       44,498
     Advances receivable--subsidiaries                      38,994              -         4,346        (43,340)            -
     Inventories                                            30,108         13,349        11,604         (1,032)       54,029
     Income taxes and prepaid expenses                       6,216          1,578           643              -         8,437
                                                         ---------       --------      --------    -----------     ---------

          Total current assets                              94,018         27,348        33,661        (44,610)      110,417

Property and equipment, net                                 41,656         24,068         8,941              -        74,665
Intangible assets, net                                      49,027         20,601         2,183              -        71,811
Prepaid pension cost and other                               1,133          4,850            21              -         6,004
Investment in subsidiaries                                  39,458              -         4,218        (43,676)            -
                                                         ---------     ----------      --------       --------   -----------

          Total assets                                    $225,292        $76,867       $49,024       $(88,286)     $262,897
                                                          ========        =======       =======       ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, accrued expenses
       and other                                          $ 20,058        $ 9,611       $ 4,568     $        -      $ 34,237
     Advances payable--subsidiaries                              -         43,283             -        (43,283)            -
     Current maturities of long-term obligations             1,030          1,380         1,442              -         3,852
                                                         ---------       --------      --------    -----------     ---------

          Total current liabilities                         21,088         54,274         6,010        (43,283)       38,089

Long-term obligations                                      121,718          1,377           386              -       123,481
Retiree health and insurance benefits and other             15,169          9,994             -              -        25,163
Deferred income taxes                                        3,468          3,040           102              -         6,610
                                                         ---------       --------      --------    -----------     ---------

          Total liabilities                                161,443         68,685         6,498        (43,283)      193,343
                                                          --------       --------      --------       --------      --------

Stockholders' equity
     Common Stock                                              121            485            87           (572)          121
     Additional capital                                     65,905         15,662        27,173        (42,835)       65,905
     Retained earnings (accumulated deficit)                (5,092)        (7,965)       19,107         (1,593)        4,457
     Dividends                                               2,877              -        (2,877)             -             -
     Accumulated other comprehensive loss                       38              -          (964)            (3)         (929)
                                                        ----------     ----------     ---------    -----------    ----------
                                                            63,849          8,182        42,526        (45,003)       69,554
                                                         ---------       --------      --------      ---------     ---------
          Total liabilities and stockholders' equity      $225,292        $76,867       $49,024       $(88,286)     $262,897
                                                          ========        =======       =======       ========      ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     Condensed Consolidating Balance Sheets

                                December 31, 1997

                                                                                      Non-
                                                                       Guarantor    guarantor
                                                           ASR       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                           ---       ------------  ------------   ------------  ------------
                                                                                  (In thousands)

Assets
Current assets:
     Cash and cash equivalents                        $      356      $     433     $     637    $         8     $   1,434
     Trade receivables, net                               20,172         13,283        11,822             -         45,277
     Advances receivable--subsidiaries                    33,608             -          4,299        (37,907)            -
     Inventories                                          29,106         12,603        10,724           (945)       51,488
     Income taxes and prepaid expenses                     5,730           (982)          361              -         5,109
                                                      ----------      ---------     ---------    -----------     ---------

          Total current assets                            88,972         25,337        27,843        (38,844)      103,308

Property and equipment, net                               39,836         23,135         9,972              -        72,943
Intangible assets, net                                    51,205         21,585           446              -        73,236
Prepaid pension cost and other                               297          4,277            20              -         4,594
Investment in subsidiaries                                34,757              -         4,038        (38,795)            -
                                                       ---------     ----------      --------       --------   -----------

          Total assets                                  $215,067        $74,334       $42,319       $(77,639)     $254,081
                                                        ========        =======       =======       ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, accrued expenses
       and other                                        $ 19,540       $ 13,346      $  3,576     $        3      $ 36,465
     Advances payable--subsidiaries                            -         37,851             -        (37,851)            -
     Current maturities of long-term obligations           1,020            138           949              -         2,107
                                                       ---------      ---------     ---------    -----------     ---------

          Total current liabilities                       20,560         51,335         4,525        (37,848)       38,572

Long-term obligations                                    118,748          2,757             -              -       121,505
Retiree health and insurance benefits and other           14,988          9,995             -              -        24,983
Deferred income taxes                                      7,035          2,492            55              -         9,582
                                                        --------       --------      --------    -----------     ---------

          Total liabilities                              161,331         66,579         4,580        (37,848)      194,642
                                                        --------        -------       -------       --------      --------

Stockholders' equity
     Common Stock                                            121            485            85           (570)          121
     Additional capital                                   65,801         15,662        23,694        (39,356)       65,801
     Retained earnings (accumulated deficit)             (14,676)        (8,392)       17,285            138        (5,645)
     Dividends                                             2,452              -        (2,452)             -             -
     Accumulated other comprehensive loss                     38              -          (873)            (3)         (838)
                                                     -----------     ----------     ---------    -----------    ----------
                                                          53,736          7,755        37,739        (39,791)       59,439
                                                       ---------       --------      --------      ---------     ---------
          Total liabilities and stockholders' equity    $215,067        $74,334       $42,319       $(77,639)     $254,081
                                                        ========        =======       =======       ========      ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  Condensed Consolidating Statements of Income
                          Year Ended December 31, 1998

                                                                              Non-
                                                              Guarantor    guarantor
                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                   ---      ------------  ------------   ------------  ------------
                                                                         (In thousands)

Net sales                                       $150,691       $114,126       $55,141       $(22,470)     $297,488
Cost of sales                                     85,002         96,508        42,607        (22,139)      201,978
                                                --------      ---------      --------       --------      --------

Gross profit                                      65,689         17,618        12,534           (331)       95,510

Selling, general and administrative expenses      40,840         11,822        10,854              -        63,516
Amortization of intangible assets                  1,477            984            82              -         2,543
Special charges                                    2,725            184            94              -         3,003
                                                --------     ----------     ---------     ----------     ---------

Operating income                                  20,647          4,628         1,504           (331)       26,448

Other income (expense):
   Equity in earnings of affiliates                1,645              -           180         (1,825)            -
   Interest expense                               (8,270)        (4,193)          193              -       (12,270)
                                                --------      ---------      --------     ----------     ---------
Income before income taxes                        14,022            435         1,877         (2,156)       14,178
Income taxes                                       3,589              8           479              -         4,076
                                                --------    -----------      --------     ----------     ---------

Net income                                      $ 10,433      $     427       $ 1,398       $ (2,156)     $ 10,102
                                                ========      =========       =======       ========      ========




                  Condensed Consolidating Statements of Income
                          Year Ended December 31, 1997

                                                                             Non-
                                                             Guarantor     guarantor
                                                  ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                              ---------    ------------  ------------   ------------  ------------
                                                                        (In thousands)

Net sales                                      $152,784       $114,365       $48,467       $(19,009)     $296,607
Cost of sales                                    87,037         91,503        36,988        (18,537)      196,991
                                              ---------      ---------       -------       --------      --------

Gross profit                                     65,747         22,862        11,479           (472)       99,616

Selling, general and administrative expenses     37,853         12,269        10,084              -        60,206
Amortization of intangible assets                 1,456            990            55              -         2,501
                                              ---------     ----------     ---------    -----------     ---------

Operating income                                 26,438          9,603         1,340           (472)       36,909

Other income (expense):
   Equity in earnings of affiliates               4,880              -         1,680         (6,560)            -
   Interest expense                              (9,387)        (3,923)        1,040              -       (12,270)
                                              ---------      ---------      --------     ----------      --------
Income before income taxes                       21,931          5,680         4,060         (7,032)       24,639
Income taxes                                      6,390          2,158         1,022              -         9,570
                                              ---------      ---------      --------     ----------     ---------

Net income                                     $ 15,541      $   3,522       $ 3,038       $ (7,032)     $ 15,069
                                               ========      =========       =======       ========      ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  Condensed Consolidating Statements of Income
                          Year Ended December 31, 1996

                                                                              Non-
                                                              Guarantor     guarantor
                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                ---------   ------------  ------------   ------------  ------------
                                                                         (In thousands)

Net sales                                       $138,685        $89,025        $52,710      $(19,784)     $260,636
Cost of sales                                     79,920         70,313         39,309       (19,593)      169,949
                                               ---------        -------        -------      --------      --------

Gross profit                                      58,765         18,712         13,401          (191)       90,687

Selling, general and administrative expenses      33,153         11,447         10,267             -        54,867
Amortization of intangible assets                  1,481            980             42             -         2,503
                                               ---------       --------      ---------   -----------     ---------

Operating income                                  24,131          6,285          3,092          (191)       33,317

Other income (expense):
   Equity in earnings of affiliates                3,799              -           745         (4,544)            -
   Interest expense                               (8,477)        (3,622)          380              -       (11,719)
                                               ---------       --------       -------    -----------     ---------
Income before income taxes                        19,453          2,663         4,217         (4,735)       21,598
Income taxes                                       6,089          1,105         1,231              -         8,425
                                               ---------       --------       -------    -----------     ---------

Net income                                      $ 13,364        $ 1,558       $ 2,986       $ (4,735)     $ 13,173
                                                ========        =======       =======       ========      ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Condensed Consolidating Statements of Comprehensive Income
                          Year Ended December 31, 1998

                                                                              Non-
                                                              Guarantor     guarantor
                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                   ---      ------------  ------------   ------------  ------------
                                                                         (In thousands)

Net income                                        $10,433           $427       $1,398        $(2,156)      $10,102
Other comprehensive income:
     Foreign currency translation adjustments           -              -          (91)             -           (91)
                                                 --------         ------      -------      ---------      --------
Comprehensive income                              $10,433           $427       $1,307        $(2,156)      $10,011
                                                 ========         ======      =======       ========       =======


           Condensed Consolidating Statements of Comprehensive Income
                          Year Ended December 31, 1997

                                                                               Non-
                                                               Guarantor    guarantor
                                                    ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                    ---      ------------  ------------   ------------  ------------
                                                                           (In thousands)

Net income                                         $15,541         $3,522       $3,038        $(7,032)      $15,069
Other comprehensive income:
     Foreign currency translation adjustments            -              -         (198)             -          (198)
                                                ----------       --------      -------      ---------      --------
Comprehensive income                               $15,541         $3,522       $2,840        $(7,032)      $14,871
                                                   =======         ======       ======        =======       =======




           Condensed Consolidating Statements of Comprehensive Income
                          Year Ended December 31, 1996


                                                                            Non-
                                                            Guarantor     guarantor
                                                 ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                 ---      ------------  ------------   ------------  ------------
                                                                          (In thousands)

Net income                                      $13,364         $1,558        $2,986       $(4,735)       $13,173
Other comprehensive income:
     Foreign currency translation adjustments         -              -           453            (1)           452
                                               --------       --------       -------     ---------       --------
Comprehensive income                            $13,364         $1,558        $3,439       $(4,736)       $13,625
                                                =======         ======        ======       =======        =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Condensed Consolidating Statements of Cash Flows

                          Year Ended December 31, 1998

                                                                                          Non-
                                                                          Guarantor     guarantor
                                                               ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                               ---      ------------  ------------   ------------  ------------
                                                                                      (In thousands)
Operating activities
Net cash (used in) provided by operating activities          $13,760        $(1,593)       $  383        $    (9)      $12,541
                                                             -------        -------        ------        -------       -------

Investing activities
Capital expenditures                                          (7,205)        (3,976)         (194)             -       (11,375)
Purchase of Wolco, net of cash acquired                            -              -          (571)             -          (571)
Other                                                           (719)             -            56              -          (663)
Investment in subsidiaries                                    (3,481)             -         3,481              -             -
Advances from (to) subsidiaries                               (5,812)             -             -          5,812             -
                                                            --------      ---------      --------         ------     ---------

     Net cash (used in) provided from investing activities   (17,217)        (3,976)        2,772          5,812       (12,609)
                                                             -------        -------        ------         ------       -------

Financing activities
Repayment of long-term obligations                              (320)          (192)         (885)             -        (1,397)
Proceeds from borrowings                                       3,300              -            80              -         3,380
Proceeds for exercise of stock options                           104              -             -              -           104
Advances from (to) subsidiaries                                    -          5,434           377         (5,811)            -
                                                          ----------        -------       -------         ------     ---------

     Net cash provided from (used in) financing activities     3,084          5,242          (428)        (5,811)        2,087
                                                            --------        -------       -------         ------       -------

Net increase (decrease) in cash and cash
   equivalents                                                  (373)          (327)        2,727             (8)        2,019
Cash and cash equivalents, beginning of
  period                                                         356            433           637              8         1,434
                                                            --------       --------       -------        -------       -------
     Cash and cash equivalents, end of
        period                                              $    (17)       $   106        $3,364        $     -       $ 3,453
                                                            ========        =======        ======        =======       =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Condensed Consolidating Statements of Cash Flows

                          Year Ended December 31, 1997

                                                                                          Non-
                                                                          Guarantor     guarantor
                                                               ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                               ---      ------------  ------------   ------------  ------------
                                                                                     (In thousands)

Operating activities
Net cash (used in) provided by operating activities         $   (199)       $ 9,941        $2,308         $  (13)      $12,037
                                                            --------        -------        ------         ------       -------

Investing activities
Capital expenditures                                          (8,115)        (2,724)       (2,875)             -       (13,714)
Purchase of AWC, net of cash acquired                              -        (10,300)            -              -       (10,300)
Other                                                              -             (3)            -              -            (3)
Investment in subsidiaries                                    (9,445)             -         9,445              -             -
Advances from (to) subsidiaries                                6,979              -             -         (6,979)            -
                                                            --------      ---------      --------         ------    ----------

     Net cash (used in) provided from investing activities   (10,581)       (13,027)        6,570         (6,979)      (24,017)
                                                             -------        -------        ------         ------       -------

Financing activities
Repayment of long-term obligations                              (310)          (243)            -              -          (553)
Proceeds from borrowings                                      11,200              -           743              -        11,943
Proceeds for exercise of stock options                            45              -             -              -            45
Advances from (to) subsidiaries                                    -          3,750       (10,750)         7,000             -
                                                           ---------       --------       -------          -----    ----------

     Net cash provided from (used in) financing activities    10,935          3,507       (10,007)         7,000        11,435
                                                             -------       --------       -------          -----       -------

Net increase (decrease) in cash and cash
   equivalents                                                   155            421        (1,129)             8          (545)
Cash and cash equivalents, beginning of
  period                                                         201             12         1,766              -         1,979
                                                            --------       --------        ------        -------       -------
     Cash and cash equivalents, end of
        period                                               $   356        $   433        $  637         $    8       $ 1,434
                                                             =======        =======        ======         ======       =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                Condensed Consolidating Statements of Cash Flows

                          Year Ended December 31, 1996

                                                                         Non-
                                                         Guarantor     guarantor
                                              ASR      Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                              ---      ------------   ------------  ------------  ------------
                                                                       (In thousands)
Operating activities
Net cash (used in) provided by
  operating activities                      $18,172         $7,822        $ (483)      $      2       $25,513
                                            -------         ------        ------       --------       -------

Investing activities
Capital expenditures                         (8,711)        (1,912)         (646)             -       (11,269)
Purchase of Bond, net of cash acquired      (16,673)             -             -              -       (16,673)
Other                                            62              -             -              -            62
Investment in subsidiaries                   (2,301)             -             -          2,301             -
Advances from (to) subsidiaries               7,037              -             -         (7,037)            -
                                           --------       --------      --------        -------    ----------

     Net cash used in investing activities  (20,586)        (1,912)         (646)        (4,736)      (27,880)
                                            -------         ------        ------         ------       -------

Financing activities
Repayment of long-term obligations          (10,949)          (276)            -              -       (11,225)
Proceeds from borrowings                     13,218              -           206              -        13,424
Advances from (to) subsidiaries                   -         (5,672)          938          4,734             -
                                          ---------         ------        ------        -------    ----------

     Net cash provided from (used in)
     financing activities                     2,269         (5,948)        1,144          4,734         2,199
                                           --------         ------        ------        -------      --------

Net increase (decrease) in cash and cash
   equivalents                                 (145)           (38)           15              -          (168)
Cash and cash equivalents, beginning of
  period                                        346             50         1,751              -         2,147
                                           --------        -------        ------      ---------      --------
     Cash and cash equivalents, end of
        period                              $   201         $   12        $1,766       $      -       $ 1,979
                                            =======         ======        ======       ========       =======

Report of Independent Accountants


To the Board of Directors
of American Safety Razor Company


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of American Safety Razor Company and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                         PricewaterhouseCoopers LLP





Richmond, Virginia
February  12,  1999,  except  as to the  information  entitled
"Cotton Matters" presented in Note 11, for which the date is March 26, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                          AMERICAN SAFETY RAZOR COMPANY

                                 (IN THOUSANDS)


                                                                                    Additions
                                                                                    ---------
                                                                Balance       Charged to   Charged                      Balance
                                                               Beginning      Costs and   to Other                      End of
Description                                                    of Period      Expenses    Accounts      Deductions      Period
-----------                                                    ---------      --------    --------      ----------      ------
Year ended 12-31-98

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts                        $1,363        $  212      $    -         $  609 (2)    $  966
          Allowance for discounts and other deductions            2,098         5,209           -          5,316 (3)     1,991
                                                                -------       -------     -------        -------        ------
                                                                 $3,461        $5,421      $    -         $5,925        $2,957
                                                                 ======        ======      ======         ======        ======

Year ended 12-31-97

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts                        $1,252       $   595       $   -         $  484 (2)    $1,363
          Allowance for discounts and other deductions            1,306         4,820           -          4,028 (3)     2,098
                                                                -------       -------      ------         ------        ------
                                                                 $2,558        $5,415       $   -         $4,512        $3,461
                                                                 ======        ======       =====         ======        ======

Year ended 12-31-96

     Reserves and allowances deducted from asset accounts:
          Allowance for doubtful accounts                        $1,026        $  593        $  3 (1)     $  370 (2)    $1,252
          Allowance for discounts and other deductions              986         3,223          32 (1)      2,935 (3)     1,306
                                                                -------       -------        ----        -------       -------
                                                                 $2,012        $3,816         $35         $3,305        $2,558
                                                                 ======        ======         ===         ======        ======


(1) Allowance  balance of subsidiary at  acquisition  date
(2) Accounts  written off, net of recoveries
(3) Discounts taken by customers

                                INDEX TO EXHIBITS
                                                                 Sequentially
Exhibit                                                            Numbered
Number   Description                                                 Page
------   -----------                                                 ----

2.1      Stock Sale and Purchase Agreement for the Registrant,
         dated April 12, 1989, by, between,  and among J. Gray
         Ferguson,  Arthur J.  Gajarsa,  Joseph F. Hackett and
         William  L.  Robbins,  III,  the  Registrant  and ASR
         Acquisition Corp. (1)....................................     **

2.2      Agreement for Purchase and Sale of Stock, dated April
         17,  1989,  by and  among  Howard  E.  Strauss,  Bert
         Ghavami, and Ardell Acquisition Corp.(1).................     **

2.3      Amendment No. 1 to Agreement for Purchase and Sale of
         Stock,  dated April 28, 1989,  by and among Howard E.
         Strauss,   Bert  Ghavami,   and  Ardell   Acquisition
         Corp.....................................................     **

2.4      Agreement  for  Purchase  and  Sale of Stock of Megas
         Beauty Care,  Inc.  dated May 16, 1994 between  Megas
         Holdings, Inc. and Robert Bender(1)......................     ***

2.5      Stock Purchase  Agreement  dated February 7, 1995, by
         and among Sterile Products  Holdings,  Inc. and C. C.
         (Jack) Van Noy, George P. Goemans, Tamalpais Capital,
         and Newtek Venture(1)....................................     ****

2.6      Asset Purchase Agreement,  dated as of March 6, 1996,
         by  and   among  MLO  Razor   Company   (1996)   Ltd.
         ("Purchaser"),  and  Bond-America  Israel Blades Ltd.
         ("Seller"), Nostrum Establishment and Kaftor VePerach
         Ltd., the stockholders of Seller  (individually  each
         an "Owner" and collectively, the "Owners") and Robert
         Mandel,  Daniel  Mandel,  Alfred  Mernone,   Shulamit
         Weiman, Noam Weiman, Efrat Gershoni and Ayin Mor Ltd.
         (individually   each   a   "Beneficial   Owner"   and
         collectively  the  "Beneficial  Owners" and  together
         with the Owners, the "Stockholders").(1).................    *******

2.7      Amendment  No. 1 to  Asset  Purchase  Agreement  (the
         "Amendment"),  dated as of  March  25,  1996,  by and
         among Bond Blades  International Ltd. (formerly known
         as MLO Razor Company (1996) Ltd.), ("Purchaser"), and
         Bond-America Israel Blades Ltd., ("Seller"),  Nostrum
         Establishment   and   Kaftor   VePerach   Ltd.,   the
         stockholders of Seller  (individually each an "Owner"
         and  collectively,  the "Owners") and Robert  Mandel,
         Daniel Mandel, Alfred Mernone,  Shulamit Weiman, Noam
         Weiman,    Efrat   Gershoni   and   Ayin   Mor   Ltd.
         (individually   each   a   "Beneficial   Owner"   and
         collectively  the  "Beneficial  Owners" and  together
         with the Owners, the "Stockholders").....................    *******

2.8      Asset Purchase Agreement,  dated as of March 6, 1996,
         by  and   among   American   Safety   Razor   Company
         ("Purchaser"),  and A.I. Blades,  Inc. ("Seller") and
         Bond-America   Israel   Blades,    Ltd.,   the   sole
         stockholder of Seller ("Bond"), Nostrum Establishment
         and  Kaftor  VePerach  Ltd.,  Robert  Mandel,  Daniel
         Mandel, Alfred Mernone, Shulmait Weiman, Noam Weiman,
         Efrat Gershoni and Ayin Mor Ltd. (individually each a
         "Beneficial  Owner" and  collectively the "Beneficial
         Owners" and together with Bond, the  "Stockholders").
         (1)......................................................    *******

                                                                 Sequentially
Exhibit                                                            Numbered
Number   Description                                                 Page
------   -----------                                                 ----

2.9      Amendment  No. 1 to  Asset  Purchase  Agreement  (the
         "Amendment"),  dated as of  March  25,  1996,  by and
         among  American  Safety Razor Company  ("Purchaser"),
         and A.I.  Blades,  Inc.  ("Seller") and  Bond-America
         Israel Blades Ltd.,  the sole  stockholder  of Seller
         ("Bond"),  Nostrum  Establishment and Kaftor VePerach
         Ltd., Robert Mandel,  Daniel Mandel,  Alfred Mernone,
         Shulamit Weiman, Noam Weiman, Efrat Gershoni and Ayin
         Mor Ltd.  (individually each a "Beneficial Owner" and
         collectively  the  "Beneficial  Owners" and  together
         with Bond, the "Stockholders")...........................    *******

2.10     Agreement  and Plan of Merger,  dated as of  February
         12, 1999 by and among American  Safety Razor Company,
         RSA  Acquisition  Corp.  and RSA  Holdings  Corp.  of
         Delaware.(1).............................................   *********

2.11     Offer to Purchase for Cash all Outstanding  Shares of
         Common Stock of American Safety Razor Company,  dated
         February 22, 1999........................................   *********

3.1      Amended and Restated  Certificate of Incorporation of
         the Registrant...........................................       *

3.2      Amended and Restated By-laws of the Registrant...........       *

4.1      Specimen of Stock Certificate............................       **

4.2      Recapitalization Agreement, dated May 24, 1993, among
         the Registrant and its Stockholders......................       *

4.3      Subscription Agreement,  dated April 28, 1989, by and
         among the Registrant, JZCC and Allsop....................       **

4.4      Registration Rights Agreement,  dated as of August 3,
         1995,  among the  Registrant,  the Guarantors and the
         Initial   Purchasers,    relating   to   the   Senior
         Notes....................................................     ******

4.5      Indenture  governing  the Senior  Notes,  dated as of
         August 3,  1995,  by and among  the  Registrant,  the
         Guarantors and the Trustees..............................      *****

4.6      Preferred  Stock Exchange  Agreement,  dated June 14,
         1993,   among  the  Registrant  and  the  holders  of
         Preferred Stock..........................................        *

4.7      Common  Stock  Conversion  Agreement,  dated  May 24,
         1993,  among the Registrant and the holders of Common
         Stock....................................................        *

4.8(a)   Stockholders Agreement, dated April 14, 1989, between
         the Registrant and its Stockholders......................        **

4.8(b)   Shareholder's  Agreement,  dated  February  12, 1999,
         among   the   Parent,    Purchaser,   and   Principal
         Holders..................................................   **********

4.9      First Amendment to the Stockholders Agreement,  dated
         April  28,  1989,  between  the  Registrant  and  its
         Stockholders.............................................       **

4.10     Second Amendment to the Stockholders Agreement, dated
         December 29,  1992,  between the  Registrant  and its
         Stockholders.............................................       **

                                                                 Sequentially
Exhibit                                                            Numbered
Number   Description                                                 Page
------   -----------                                                 ----

4.11     Third Amendment to the Stockholders Agreement,  dated
         June 15, 1993,  among the  Registrant  and certain of
         its Stockholders.........................................     *

4.12     $2,500,000  Subordinated  Secured Note,  due June 10,
         2000,  executed by Megas  Holdings,  Inc. in favor of
         Robert
         Bender...................................................    ***

4.13     Junior  Security  Agreement,  dated June 10, 1994, by
         Megas Beauty Care,  Inc.  (formerly  Megas  Holdings,
         Inc.) in favor of Robert Bender..........................    ****

4.14     Multicurrency Credit Agreement, dated as of August 3,
         1995, among the Registrant,  the Guarantors and First
         National  Bank  of  Chicago,   as  agent,   including
         exhibits.................................................    *****

4.15     Guarantees   of  the   Guarantors   pursuant  to  the
         Multicurrency Credit Agreement...........................    ******

4.16     Security Agreement, dated August 3, 1995, between the
         Registrant  and First  National  Bank of Chicago,  as
         agent, including schedules...............................     ******

4.17     Guarantor Security Agreements,  dated August 3, 1995,
         by and among the  Guarantors  and First National Bank
         of Chicago, as agent, including schedules................     ******

10.1(a)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993,   between   the   Registrant   and  William  C.
         Weathersby(2)............................................        *

10.1(b)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993,  between the  Registrant and William L. Robbins
         (2)......................................................        *

10.1(c)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993,  between  the  Registrant  and  George L. Pineo(2).        *

10.1(d)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993, between the Registrant and Gary S. Wade(2).........        *

10.1(e)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993, between the Registrant and Joseph F. Hackett(2)....        *

10.1(f)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993, between the Registrant and Thomas G. Kasvin(2).....        *

10.1(g)  Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993, between the Registrant and Thomas B. Boyd(2).......        *

10.1.(h) Non-Disclosure/Non-Compete  Agreement, dated June 15,
         1993, between the Registrant and Bruce L. Stichter(2)....        *

10.2(a)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and Thomas H. Quinn(2)............        *

10.2(b)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and William C. Weathersby(2)......        *

10.2(c)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and Jonathan F. Boucher(2)........        *

                                                                 Sequentially
Exhibit                                                            Numbered
Number   Description                                                 Page
------   -----------                                                 ----

10.2(d)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and John  W. Jordan, II(2)........      *

10.2(e)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and David W. Zalaznick(2).........      *

10.2(f)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and John R. Lowden(2).............      *

10.2(g)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and Paul D. Rhines(2).............      *

10.2(h)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and D. Patrick Curran(2)..........      *

10.2(i)  Indemnification   Agreement,  dated  June  15,  1993,
         between the Registrant and William C. Ballard, Jr.(2)....      *

10.3(a)  Financial  Advisory  Agreement,  dated July 12, 1995,
         between the Registrant and TJC Management Corp...........    ******

10.3(b) Amended and Restated Financial Advisory Agreement, dated February 12, 1999, between the Registrant and TJC Management Corp.

10.4     Settlement  Agreement,  dated  June 5,  1992,  by and
         between Warner-Lambert Company and the Registrant........      **

10.5     Administrative  Consent Order,  dated March 13, 1989,
         between the Registrant and the New Jersey  Department
         of Environmental Protection and Energy...................      **

10.6(a)  Employment  Agreement,  dated  March 3, 1995,  by and
         between  Sterile  Products   Holdings,   and  Sterile
         Products Corporation and C.C. Van Noy(2).................     ****

10.6(b)  Employment  Protection  Agreement,  dated December 8,
         1997,  by and between the  Registrant  and William C.
         Weathersby(2)............................................    ********

10.6(c)  Employment Protection Agreement, dated December 8, 1997,
         by and between the Registrant and James V. Heim (2)......    ********

10.6(d)  Employment  Protection  Agreement,  dated December 8,
         1997,  by and  between the  Registrant  and Thomas G.
         Kasvin(2)................................................    ********

10.7     The American Safety Razor Company Stock Option Plan......        *

10.8     Confidentiality  Agreement  dated as of  December  4,
         1997  between  PaineWebber  Incorporated  and  J.  W.
         Childs Associates, L.P...................................   **********

                                                                 Sequentially
Exhibit                                                            Numbered
Number   Description                                                 Page
------   -----------                                                 ----

10.9     Confidentiality  Agreement  dated as of  January  12,
         1999  between  PaineWebber  Incorporated  and  J.  W.
         Childs Associates, L.P...................................   **********

16       Letter re Change in Certifying Accountant................      ****

21       List of Subsidiaries of the Registrant

23       Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedule

-------------

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

********    Incorporated   by  reference   to  the   exhibits   filed  with  the
            Registrant's Form 10-K/A for the fiscal year ended December 31, 1997.

*********   Incorporated   by  reference   to  the   exhibits   filed  with  the
            Registrant's Form 8-K, dated February 22, 1999.

**********  Incorporated   by  reference   to  the   exhibits   filed  with  the
            Registrant's Schedule 14D-9, dated February 22, 1999.

(1) Disclosure schedules relating to the representations and warranties have not been filed; such schedules will be filed supplementally upon the request of the Securities and Exchange Commission.

(2) This exhibit is a management contract or compensatory plan or arrangement required to be identified in this Form 10-K pursuant to
            Item 14(c) of this Report.