Form 10-Q
period 1999-03-31
AMERICAN SAFETY RAZOR CO
filed 1999-04-23
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 1999

                                    OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE  ACT  OF  1934  For  the  transition   period  from  ________  to
      ___________


                       Commission File Number 000-21952


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

(540)248-8000
-----------------------------
Registrant's telephone number


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 1999.

            Class                               Outstanding at April 20, 1999
            -----                               -----------------------------

Common Stock, $.01 Par Value                          12,110,349

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index


                                                                   Page Number

Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1999 (Unaudited) and December 31, 1998                 1

            Condensed Consolidated Statements of Income (Unaudited)
            Three months ended March 31, 1999 and March 31, 1998             3

            Condensed Consolidated Statements of Comprehensive
            Income (Unaudited)
            Three months ended March 31, 1999 and March 31, 1998             3

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 1999 and March 31, 1998             4

            Notes to Condensed Consolidated Financial Statements             5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             15

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk          20


Part II.    Other Information

   Item 1.  Legal Proceedings                                               20

   Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                                  21



                         AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)




                                                         March 31, December 31,
                                                           1999       1998
                                                        ---------  ------------
                                                        (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                             $   1,588  $   3,453
   Trade receivables, net                                   40,152     44,498
   Inventories                                              59,305     54,029
   Income taxes receivable                                       -        989
   Deferred income taxes                                     5,365      5,108
   Prepaid expenses                                          2,542      2,340
                                                         ---------  ---------

      Total current assets                                 108,952    110,417

Property and equipment                                     126,985    124,814
Less accumulated depreciation                              (52,229)   (50,149)
                                                         ---------   --------
                                                            74,756     74,665

Intangible assets, net:
   Goodwill                                                 67,928     68,446
   Other                                                     3,140      3,365
                                                         ---------  ---------
                                                            71,068     71,811

Prepaid pension cost and other                               6,594      6,004
                                                         ---------  ---------




Total assets                                              $261,370   $262,897
                                                          ========   ========

















See accompanying notes.


                         AMERICAN SAFETY RAZOR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)




                                                         March 31, December 31,
                                                          1999           1998
                                                         --------- ------------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $ 16,153   $ 14,269
   Accrued expenses and other                               17,887     19,968
   Income taxes payable                                        316          -
   Current maturities of long-term obligations               3,917      3,852
                                                         ---------  ---------

      Total current liabilities                             38,273     38,089

Long-term obligations                                      119,795    123,481
Retiree benefits and other                                  25,250     25,163
Deferred income taxes                                        6,955      6,610
                                                         ---------  ---------

Total liabilities                                          190,273    193,343
                                                          --------   --------

Stockholders' equity:
   Common Stock, $.01 par value, 25,000,000 shares
      authorized; 12,110,349 shares
      issued and outstanding at March 31, 1999
      (12,110,049 at December 31, 1998)                        121        121
   Additional paid-in capital                               65,907     65,905
   Retained earnings                                         6,431      4,457
   Accumulated other comprehensive loss                     (1,362)      (929)
                                                        ---------- ----------
                                                            71,097     69,554

Total liabilities and stockholders' equity                $261,370   $262,897
                                                          ========   ========
















See accompanying notes.



                         AMERICAN SAFETY RAZOR COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             1999      1998
                                                           -------    -------
Net sales                                                  $70,287    $66,511
Cost of sales                                               46,829     47,003
                                                           -------    -------

   Gross profit                                             23,458     19,508

Selling, general and administrative expenses                16,507     13,521
Amortization of intangibles                                    647        631
Special charge                                                   -      1,003
                                                         ---------    -------

   Operating income                                          6,304      4,353

Interest expense                                             3,030      3,045
                                                           -------     ------

   Income before income taxes                                3,274      1,308

Income taxes                                                 1,300        519
                                                           -------     ------

   Net income                                               $1,974       $789
                                                            ======       ====

Basic earnings per share:
   Net income                                                $0.16       $.07
                                                             =====       ====

   Weighted average number of shares outstanding            12,110     12,103
                                                            ======     ======

Diluted earnings per share:
   Net income                                                $0.16       $.06
                                                             =====       ====

   Weighted average number of shares outstanding            12,189     12,337
                                                            ======     ======


See accompanying notes.



     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                (In thousands)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999       1998
                                                           -------     ------
Net income                                                  $1,974       $789
Other comprehensive income (loss):
   Foreign currency translation adjustments                   (433)        88
                                                           -------      -----
                                                            $1,541       $877
                                                            ======       ====

See accompanying notes.

                                    -3-


                         AMERICAN SAFETY RAZOR COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1999     1998
                                                             -------   -------
Operating activities
Net income                                                    $1,974   $  789
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                            3,206    2,977
      Amortization of interest and financing costs               138      136
      Retiree benefits and other                                (936)    (167)
      Deferred income taxes                                       88      881
      Changes in operating assets and liabilities:
           Trade receivables                                   4,346    7,177
           Inventories                                        (5,276)  (4,734)
           Income taxes receivable                               989     (567)
           Prepaid expenses                                     (202)    (966)
           Accounts payable                                    1,884       79
           Accrued expenses and other                         (2,081)  (4,180)
           Income taxes payable                                  316     (483)
                                                             -------  -------

Net cash provided by operating activities                      4,446      942

Investing activities
Capital expenditures                                          (2,650)  (2,956)
Other, net                                                       (28)       -
                                                             -------   ------

Net cash used in investing activities                         (2,678)  (2,956)

Financing activities
Repayment of long-term obligations                            (7,072)  (3,102)
Proceeds from borrowings                                       3,437    5,409
Proceeds from exercise of stock options                            2       73
                                                            --------  -------

Net cash (used in) provided from financing activities         (3,633)   2,380

Net increase (decrease) in cash and cash equivalents          (1,865)     366
Cash and cash equivalents, beginning of period                 3,453    1,434
                                                             -------  -------

Cash and cash equivalents, end of period                      $1,588   $1,800
                                                              ======   ======





See accompanying notes.

                                     -4-

                         AMERICAN SAFETY RAZOR COMPANY

       Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVENTORIES

Classification of inventories is as follows:

                                                       March 31, December 31,
                                                         1999         1998
                                                       --------- ------------
                                                           (In thousands)
Raw materials                                           $22,070      $18,797
Work-in-process                                           6,285        6,612
Finished goods                                           27,398       25,070
Operating supplies                                        3,477        3,475
                                                       --------     --------
                                                         59,230       53,954
Excess of LIFO inventory value over current cost             75           75
                                                      ---------    ---------
                                                        $59,305      $54,029
                                                        =======      =======

NOTE C - SPECIAL CHARGES

In March 1998, the Company recorded a special charge of approximately $1,003,000 related to the shutdown of the Company's cotton operations in Sparks, Nevada and employee terminations.

The following table provides information about the changes in the Company's accrued special charges, including the special charge discussed above, for the first quarter of 1999:

                                         Remaining                  Remaining
                                        Balance at    Charges in    Balance at
                                     January 1, 1999     1999     March 31, 1999
                                     --------------- ----------- --------------
Discontinuation of product line:
   Contract termination                   $  500,000   $ 500,000   $         -
   Excess inventory and deferred charges     500,000      17,000       483,000
Severance and employee benefits              603,000     129,000       474,000
                                         -----------   ---------     ---------
                                          $1,603,000    $646,000      $957,000
                                          ==========    ========      ========

Amounts remaining at March 31, 1999 are included in accrued expenses in the accompanying condensed consolidated balance sheets. Substantially all of the remaining payments and asset impairments are expected to occur during the remainder of 1999.


NOTE D - LONG TERM OBLIGATIONS

At March 31, 1999, the Company had utilized $18.2 million of its revolving credit facility and had approximately $31.8 million available for future borrowings under this facility.


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


NOTE F - SEGMENT INFORMATION

                                    Three Months              Three Months
                                Ended March 31, 1999       Ended March 31, 1998
                              ------------------------ ------------------------
                              Razors  Cotton   Custom  Razors  Cotton   Custom
                               and     and      Bar     and      and     Bar
                              Blades Foot Care Soap    Blades Foot Care  Soap
                              ------ --------- ------  ------ --------- ------

Net sales                    $ 44,282  $20,553$ 5,452  $38,674  $22,647 $5,190
Operating income                5,966      427   (89)    3,187    1,163      3

A reconciliation of combined operating income of the Company's segments to consolidated income before income taxes is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1999      1998
                                                             --------   -------

Total operating income for segments                            $6,304   $4,353
Interest expense                                                3,030    3,045
                                                              -------  -------
Income before income taxes                                     $3,274   $1,308
                                                               ======   ======


NOTE G - MERGER

On February 12, 1999, RSA Holdings Corporation and RSA Acquisition Corporation, which are affiliates of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), entered into a merger agreement with the Company. Pursuant to the merger agreement, as amended on April 8, 1999, RSA Acquisition has made an offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $14.20 per share, upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). The aggregate purchase price, excluding transaction costs, to be paid for the common stock purchased in the Stock Tender Offer, assuming all of the common stock (on a fully diluted basis) is tendered, including the redemption of stock options, is approximately $173.6 million. The Stock Tender Offer is conditioned upon, among other conditions, there being validly tendered and not withdrawn, prior to the expiration date of the Stock Tender Offer, a number of shares of common stock which constitutes more than 50% of the voting power (determined on a fully diluted basis) of all the equity securities of the Company. The Stock Tender Offer expires on April 23, 1999.

The merger agreement provides that, following the completion of the Stock Tender Offer, RSA Acquisition will be merged with and into the Company (the "Merger"). Following the Merger, the Company will continue as the surviving corporation and will become a direct, wholly owned subsidiary of RSA Holdings, which will be wholly owned by J.W. Childs, its affiliates and Company management. Closing for the Merger is expected to occur in late April 1999.

In connection with the Merger, the Company has made an offer to purchase (the "Note Tender Offer") all $100.0 million aggregate principal amount of its 9 7/8% Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In conjunction with the Note Tender Offer, the Company has also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Existing Notes. Any tender of Existing Notes pursuant to the Note Tender Offer will also be a grant of consent with respect to such Existing Notes. The Note Tender Offer expires on April 26, 1999.

Upon completion of the above transactions, as currently contemplated, the Company expects it would have had approximately $227.9 million of indebtedness outstanding as of March 31, 1999 as compared to historical indebtedness outstanding as of March 31, 1999 of $123.7 million. The Company also expects that as a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets will increase. In addition, certain fees and expenses to be incurred relating to the above transactions will be reflected either as components of the cost of the transactions or as an expense (including the net cost to redeem stock options) in the period in which the transactions are completed. The expenses to be incurred in connection with the above transactions are expected to have a material impact on results of operations in the period in which the transactions are completed.

Upon consummation of the Merger, The Jordan Company, as advisor to the transaction, will receive a fee of $2.5 million.


NOTE H - CONTINGENCIES

During 1998 the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from approximately 10 customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. The Company has received notice of 2 claims for damages in the aggregate amount of approximately $1.7 million which the Company believes primarily relates to alleged lost sales and merchandise damage, and it is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

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


NOTE I - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $100.0 million 9 7/8% Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents condensed consolidating financial statements as of March 31, 1999 and December 31, 1998, and for the three months ended March 31, 1999 and 1998, of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to present such entities on a consolidated basis.

Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.


              Condensed Consolidating Balance Sheets (Unaudited)
                                March 31, 1999
                                (In thousands)

                                                                             Non-
                                                           Guarantor       guarantor
                                                    ASR   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                --------- ------------   ------------   ------------   ------------


Assets
Current assets:
  Cash and cash equivalents                    $        6    $    121        $ 1,461     $        -       $  1,588
  Trade receivables, net                           17,169      11,015         12,206           (238)        40,152
  Advances receivable--subsidiaries                46,064           -              -        (46,064)             -
  Inventories                                      31,903      15,611         13,341         (1,550)        59,305
  Income taxes and prepaid expenses                 5,954       1,272            681              -          7,907
                                                ---------    --------        -------      ---------       --------

    Total current assets                          101,096      28,019         27,689        (47,852)       108,952

Property and equipment, net                        42,097      23,907          8,752              -         74,756
Intangible assets, net                             48,617      20,355          2,096              -         71,068
Prepaid pension cost and other                      1,545       5,028             21              -          6,594
Investment in subsidiaries                         40,039           -          4,088        (44,127)             -
                                                ---------    --------       --------      ---------       --------

    Total assets                                 $233,394     $77,309        $42,646       $(91,979)      $261,370
                                                 ========     =======        =======       ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, accrued expenses
    and other                                    $ 19,529     $10,877        $ 3,953     $       (3)      $ 34,356
    Advances payable--subsidiaries                      -      42,739          3,285        (46,024)             -
  Current maturities of long-term obligations       1,034       1,379          1,504              -          3,917
                                                 --------     -------        -------     ----------       --------

    Total current liabilities                      20,563      54,995          8,742        (46,027)        38,273

Long-term obligations                             118,450       1,345              -              -        119,795
Retiree benefits and other                         15,277       9,973              -              -         25,250
Deferred income taxes                               3,732       3,124             99              -          6,955
                                                 --------     -------        -------     ----------       --------

    Total liabilities                             158,022      69,437          8,841        (46,027)       190,273

Stockholders' equity
  Common Stock                                        121         485             87           (572)           121
  Additional paid-in capital                       65,907      15,662         27,173        (42,835)        65,907
   Retained earnings (accumulated deficit)          6,431     (8,275)         10,819         (2,544)         6,431
  Dividends                                         2,877           -         (2,877)             -              -
  Accumulated other comprehensive loss                 36           -         (1,397)            (1)        (1,362)
                                                 --------     -------        -------       --------       --------
                                                   75,372       7,872         33,805        (45,952)        71,097
                                                 --------     -------        -------       --------       --------
    Total liabilities and stockholders' equity   $233,394     $77,309        $42,646       $(91,979)      $261,370
                                                 ========     =======        =======       ========       ========


                    Condensed Consolidating Balance Sheets
                               December 31, 1998
                                (In thousands)

                                                                              Non-
                                                            Guarantor      guarantor
                                                    ASR   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   ------ ------------   ------------   ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                      $    (17)   $    106        $ 3,364     $        -      $   3,453
  Trade receivables, net                           18,717      12,315         13,704           (238)        44,498
  Advances receivable--subsidiaries                48,543           -              -        (48,543)             -
  Inventories                                      30,108      13,349         11,604         (1,032)        54,029
  Income taxes and prepaid expenses                 6,216       1,578            643              -          8,437
                                                 --------     -------        -------     ----------      ---------

    Total current assets                          103,567      27,348         29,315        (49,813)       110,417

Property and equipment, net                        41,656      24,068          8,941              -         74,665
Intangible assets, net                             49,027      20,601          2,183              -         71,811
Prepaid pension cost and other                      1,133       4,850             21              -          6,004
Investment in subsidiaries                         39,458           -          4,218        (43,676)             -
                                                 --------     -------         ------       --------       --------

    Total assets                                 $234,841     $76,867        $44,678       $(93,489)      $262,897
                                                 ========     =======        =======       ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, accrued expenses
    and other                                    $ 20,058     $ 9,611        $ 4,568       $      -       $ 34,237
  Advances payable--subsidiaries                        -      43,283          4,703        (47,986)             -
  Current maturities of long-term obligations       1,030       1,380          1,442              -          3,852
                                                 --------     -------        -------       --------       --------

    Total current liabilities                      21,088      54,274         10,713        (47,986)        38,089

Long-term obligations                             121,718       1,377            386              -        123,481
Retiree health and insurance benefits and other    15,169       9,994              -              -         25,163
Deferred income taxes                               3,468       3,040            102              -          6,610
                                                 --------     -------        -------         ------       --------

    Total liabilities                             161,443      68,685         11,201        (47,986)       193,343
                                                 --------     -------        -------       --------       --------

Stockholders' equity
  Common Stock                                        121         485             87           (572)           121
  Additional paid-in capital                       65,905      15,662         27,173        (42,835)        65,905
  Retained earnings (accumulated deficit)           4,457     (7,965)         10,058         (2,093)         4,457
  Dividends                                         2,877           -         (2,877)             -              -
  Accumulated other comprehensive loss                 38           -           (964)            (3)          (929)
                                                 --------     -------        -------       --------        -------
                                                   73,398       8,182         33,477        (45,503)        69,554
                                                 --------     -------        -------       --------       --------
    Total liabilities and stockholders' equity   $234,841     $76,867        $44,678       $(93,489)      $262,897
                                                 ========     =======        =======       ========       ========

                                     -10-



           Condensed Consolidating Statements of Income (Unaudited)
                       Three Months Ended March 31, 1999
                                (In thousands)

                                                                             Non-
                                                           Guarantor      guarantor
                                                     ASR  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ------- ------------   ------------   ------------   ------------

Net sales                                         $37,918     $26,228        $14,005        $(7,864)       $70,287
Cost of sales                                      21,581      22,633         10,479         (7,864)        46,829
                                                  -------     -------        -------        -------        -------

Gross profit                                       16,337       3,595          3,526              -        23,458

Selling, general and
    administrative expenses                        10,836       3,013          2,658              -         16,507
Amortization of intangible assets                     365         246             36              -            647
                                                  -------      ------        -------        -------        -------

Operating income                                    5,136         336            832              -         6,304

Other income (expense):
   Equity in earnings (losses) of affiliates          581           -           (130)          (451)             -
   Interest expense                                (2,483)     (1,002)           455              -         (3,030)
                                                  -------     -------        -------        -------        -------
Income (loss) before income taxes                   3,234        (666)         1,157           (451)         3,274
Income taxes                                        1,260        (356)           396              -          1,300
                                                  -------     -------        -------        -------        -------
Net income (loss)                                 $ 1,974     $  (310)       $   761        $  (451)       $ 1,974
                                                  =======     =======        =======        =======        =======


           Condensed Consolidating Statements of Income (Unaudited)
                       Three Months Ended March 31, 1998
                                (In thousands)

                                                                              Non-
                                                            Guarantor      guarantor
                                                    ASR   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ------- ------------   ------------   ------------   ------------

Net sales                                         $32,177     $28,019        $11,317        $(5,002)       $66,511
Cost of sales                                      19,665      23,665          8,675         (5,002)        47,003
                                                  -------     -------        -------        -------        -------

Gross profit                                       12,512       4,354          2,642              -        19,508

Selling, general and
    administrative expenses                         8,183       2,977          2,361              -         13,521
Amortization of intangible assets                     372         245             14              -            631
Special charge                                        731         184             88              -          1,003
                                                  -------     -------        -------         ------        -------

Operating income                                    3,226         948            179              -          4,353

Other income (expense):
   Equity in earnings of affiliates                   325           -            154           (479)             -
   Interest expense                                (2,405)     (1,008)           368              -         (3,045)
                                                  -------     -------        -------         ------        -------
Income (loss) before income taxes                   1,146         (60)           701           (479)         1,308
Income taxes                                          357         (40)           202              -            519
                                                  -------    --------        -------         ------        -------

Net income (loss)                                 $   789    $    (20)       $   499         $ (479)       $   789
                                                  =======    ========        =======         ======        =======


    Condensed Consolidating Statements of Comprehensive Income (Unaudited)
                       Three Months Ended March 31, 1999
                                (In thousands)


                                                                             Non-
                                                            Guarantor     guarantor
                                                    ASR   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   ------ ------------   ------------   ------------   ------------
                                                                        (In thousands)

Net income (loss)                                  $1,974       $(310)          $761          $(451)       $1,974
Other comprehensive loss:
   Foreign currency translation adjustments            (2)          -           (433)             2          (433)
                                                   ------       -----           ----          -----        ------
Comprehensive income                               $1,972       $(310)          $328          $(449)       $1,541
                                                   ======       =====           ====          =====        ======








    Condensed Consolidating Statements of Comprehensive Income (Unaudited)
                       Three Months Ended March 31, 1998
                                (In thousands)
                                                                             Non-
                                                            Guarantor     guarantor
                                                    ASR   Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                   ------ ------------   ------------   ------------   ------------


Net income (loss)                                    $789        $(20)          $499          $(479)          $789
Other comprehensive income:
   Foreign currency translation adjustments             -           -             88              -             88
                                                     ----        ----           ----          -----           ----
Comprehensive income                                 $789        $(20)          $587          $(479)          $877
                                                     ====        ====           ====          =====           ====



         Condensed Consolidating Statements of Cash Flows (Unaudited)
                       Three Months Ended March 31, 1999
                                (In thousands)

                                                                             Non-
                                                            Guarantor     guarantor
                                                    ASR   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                   ------ ------------   ------------   ------------   ------------


Operating activities
Net cash (used in) provided by
    operating activities                           $2,752      $1,258         $  (79)       $   515         $4,446

Investing activities
Capital expenditures                               (1,865)       (652)          (133)             -         (2,650)
Other                                                 (79)          -             51              -            (28)
Advances from (to) subsidiaries                     2,477           -         (1,418)        (1,059)             -
                                                   ------      ------         ------         ------          -----

    Net cash (used in) provided from
       investing activities                           533        (652)        (1,500)        (1,059)        (2,678)

Financing activities
Repayment of long-term obligations                 (6,564)        (47)          (461)             -         (7,072)
Proceeds from borrowings                            3,300           -            137              -          3,437
Proceeds from exercise of stock options                 2           -              -              -              2
Advances from (to) subsidiaries                         -        (544)             -            544              -
                                                   ------       -----         ------           ----         ------

    Net cash used in financing activities          (3,262)       (591)         (324)            544         (3,633)

Net increase (decrease) in cash and cash
   equivalents                                         23          15        (1,903)              -         (1,865)
Cash and cash equivalents, beginning of
  period                                              (17)        106         3,364               -          3,453
                                                   ------       -----        ------            ----         ------
    Cash and cash equivalents, end of
       period                                      $    6      $  121        $1,461            $  -         $1,588
                                                   ======      ======        ======            ====         ======


         Condensed Consolidating Statements of Cash Flows (Unaudited)
                       Three Months Ended March 31, 1998
                                (In thousands)

                                                                              Non-
                                                            Guarantor     guarantor
                                                    ASR   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ------  ------------   ------------   ------------   ------------


Operating activities
Net cash (used in) provided by
    operating activities                           $ (274)     $1,057        $  178             $(19)       $  942

Investing activities
Capital expenditures                               (1,616)     (1,105)         (235)               -        (2,956)
Advances from (to) subsidiaries                      (662)          -             -              662             -
                                                   ------      ------        ------             ----        ------

    Net cash used in investing activities          (2,278)     (1,105)         (235)             662        (2,956)

Financing activities
Repayment of long-term obligations                 (3,047)        (55)            -                -        (3,102)
Proceeds from borrowings                            5,288           -           121                -         5,409
Proceeds from exercise of stock options                73           -             -                -            73
Advances from (to) subsidiaries                         -        (239)          890             (651)            -
                                                   ------      ------        ------             ----        ------

    Net cash provided from (used in)
       financing activities                         2,314        (294)        1,011             (651)        2,380

Net increase (decrease) in cash and cash
   equivalents                                       (238)       (342)          954               (8)          366
Cash and cash equivalents, beginning of
  period                                              356         433           637                8         1,434
                                                   ------     -------        -------            ----        ------
    Cash and cash equivalents, end of
       period                                      $  118     $    91        $1,591            $   -        $1,800
                                                   ======     =======        ======            =====        ======


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


General

The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


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


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales. Net sales for the three months ended March 31, 1999 and 1998, were $70.3 million and $66.5 million, respectively, an increase of $3.8 million, or 6%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended March 31, 1999 and 1998, were $44.3 million and $38.7 million, respectively, an increase of $5.6 million, or 14%.

Net sales of shaving razors and blades for the three months ended March 31, 1999 and 1998, were $29.1 million and $23.5 million, respectively, an increase of $5.6 million, or 24%. Net sales of domestic value branded shaving products increased 108%, rebounding from weak sales in the first quarter of 1998, reflecting sales gains relating to an increase in promotional programs with several customers and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products decreased 7% due primarily to reduced promotional support by certain customers. Net sales of shaving products in international markets increased 9% (net of a 3% negative impact of unfavorable exchange rates) reflecting stronger sales in certain markets.

Net sales of blades and bladed hand tools for the three months ended March 31, 1999 and 1998, were $11.6 million and $11.0 million, respectively, an increase of $0.6 million, or 5%. This growth primarily reflects increased sales of the Company's Personna(R) brand of products as a result of new distribution gains.

Net sales of specialty industrial and medical blades for the three months ended March 31, 1999 and 1998, were $3.6 million and $4.2 million, respectively, a decrease of $0.6 million, or 14%. Sales of specialty industrial products decreased 33% due primarily to inventory adjustments by certain customers and mix shifts to lower priced blade products. Additionally, certain of the Company's distributors experienced increased competition in their serviced niche markets. Sales of medical products increased 10% due primarily to increased distribution of products.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended March 31, 1999 and 1998, were $20.6 million and $22.6 million, respectively, a decrease of $2.0 million or 9%. This decrease results primarily from issues related to the continuing integration and reorganization of the Company's cotton operations which have led to delays in shipping products to customers and in turn reduced promotional activity.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended March 31, 1999 and 1998, were $5.5 million and $5.2 million, respectively, an increase of $0.3 million or 6%. This increase results primarily from increased sales to certain of the Company's pharmaceutical/skin care customers.

Gross Profit. Gross profit increased $4.0 million to $23.5 million during the three months ended March 31, 1999, from $19.5 million for the three months ended March 31, 1998. As a percentage of net sales, gross profit was 33.4% for the three months ended March 31, 1999, and 29.3% for the three months ended March 31, 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. This improvement in blade margins was somewhat offset by increased distribution costs and higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the Company's cotton operations, and increased manufacturing overheads and depreciation expense in the Company's soap operations.

Operating and Other Expenses. Selling, general and administrative expenses were 23.5% of net sales for the three months ended March 31, 1999, compared to 20.3% for the three months ended March 31, 1998. This increase primarily reflects an increase in promotional support for the Company's shaving blade products and increased spending on new product development activities, primarily related to our three-blade shaving system, Tri-Flexxx(TM) which will be introduced during the second quarter of 1999. Amortization of goodwill and other intangible assets was substantially unchanged at $0.6 million for the three months ended March 31, 1999 and 1998. Interest expense was substantially unchanged at $3.0 million for the three months ended March 31, 1999 and 1998.

In March 1998, the Company recorded a special charge of approximately $1,003,000 related to the shutdown of the Company's cotton operations in Sparks, Nevada and employee terminations.

As of March 31, 1999, approximately $1.0 million remained as an accrued expense on our balance sheet related to the Company's special charges, including the special charge discussed above, which is expected to be substantially paid or utilized for asset impairment during the remainder of 1999.

The Company's effective income tax rate was 39.7% for the three months ended March 31, 1999 and 1998, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. Net cash provided by operating activities for the three months ended March 31, 1999, amounted to $4.4 million. Net cash used in investing activities for the three months ended March 31, 1999, related primarily to capital expenditures of $2.7 million. Net cash used in financing activities for the three months ended March 31, 1999, resulted primarily from net repayments of $3.6 million.

At March 31, 1999, the Company had utilized $18.2 million of its revolving credit facility and had approximately $31.8 million available for future borrowings under this facility.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 1999 and March 31, 1998. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.


Interest Rate Risk

At March 31, 1999, the Company carried $123.7 million of outstanding debt on its books, with $17.5 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the three months ended March 31, 1999 and 1998, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on March 31, 1999, with all other variables held constant, the fair market value of our $100.0 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $5.0 million.


Foreign Currency Risk

The Company sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures in major currencies. The Company has entered into currency option contracts to minimize the risk of foreign currency fluctuations. The value of these contracts at March 31, 1999 was not material to the Company's earnings, cash flow and financial position.


Merger

On February 12, 1999, RSA Holdings Corporation and RSA Acquisition Corporation, which are affiliates of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), entered into a merger agreement with the Company. Pursuant to the merger agreement, as amended on April 8, 1999, RSA Acquisition has made an offer to purchase all of the outstanding shares of common stock of the Company at a purchase price of $14.20 per share, upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). The aggregate purchase price, excluding transaction costs, to be paid for the common stock purchased in the Stock Tender Offer, assuming all of the common stock (on a fully diluted basis) is tendered, including the redemption of stock options, is approximately $173.6 million. The Stock Tender Offer is conditioned upon, among other conditions, there being validly tendered and not withdrawn, prior to the expiration date of the Stock Tender Offer, a number of shares of common stock which constitutes more than 50% of the voting power (determined on a fully diluted basis) of all the equity securities of the Company. The Stock Tender Offer expires on April 23, 1999.

The merger agreement provides that, following the completion of the Stock Tender Offer, RSA Acquisition will be merged with and into the Company (the "Merger"). Following the Merger, the Company will continue as the surviving corporation and will become a direct, wholly owned subsidiary of RSA Holdings, which will be wholly owned by J.W. Childs, its affiliates and Company management. Closing for the Merger is expected to occur in late April 1999.

In connection with the Merger, the Company has made an offer to purchase (the "Note Tender Offer") all $100.0 million aggregate principal amount of its 9 7/8% Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In conjunction with the Note Tender Offer, the Company has also solicited consents to eliminate substantially all of the covenants contained in the indenture relating to the Existing Notes. Any tender of Existing Notes pursuant to the Note Tender Offer will also be a grant of consent with respect to such Existing Notes. The Note Tender Offer expires on April 26, 1999.

Upon completion of the above transactions, as currently contemplated, the Company expects it would have had approximately $227.2 million of indebtedness outstanding as of March 31, 1999 as compared to historical indebtedness outstanding as of March 31, 1999 of $123.7 million. The Company also expects that as a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets will increase. In addition, certain fees and expenses to be incurred relating to the above transactions will be reflected either as components of the cost of the transactions or as an expense (including the net cost to redeem stock options) in the period in which the transactions are completed. The expenses to be incurred in connection with the above transactions are expected to have a material impact on results of operations in the period in which the transactions are completed.

Upon consummation of the Merger, The Jordan Company, as advisor to the transaction, will receive a fee of $2.5 million.


Contingencies

Refer to Note H - Contingencies to the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.


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

(5) Implementation - Implement the renovated, upgraded, and replaced system components into the production environment.
                                     -18-

(6) Contingency Planning - Continue monitoring readiness and complete necessary contingency plans.

We have completed the Assessment and Strategy phases for substantially all of our information technology and non-information technology system components.

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

We are currently linked with 152 customers for exchange of documents using the Corporate EDI (electronic data interchange) system. Our EDI software has been upgraded to a Year 2000 compliant version that is now capable of supporting ANSI standard version 4010, which provides for a 4 digit year and is the version which many of our EDI customers are adopting prior to the Year 2000. EDI transactions with a 2 digit year have also been tested and will continue to be supported for those customers who elect not to convert to a 4 digit year. Approximately 45% of the 152 EDI customers have now been implemented on 4010. Testing with EDI customers will continue through the remainder of 1999.

All personal computers are being analyzed and tested to determine whether any remediation is required. We expect that the analysis and testing process will be complete by June 1999 and that all personal computers will be Year 2000 ready by December 31, 1999.

Our U.S., Canada and U.K. payroll systems are Year 2000 compliant and we expect all of our remaining international payroll systems will be compliant by the end of 1999.

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

Since most of our Year 2000 issues are being addressed through normal planned upgrades, incremental external Year 2000 costs are expected to be minimal, approximating $115,000. To date, the Company has spent approximately $70,000, of which approximately $35,000 was spent during the first quarter of 1999. The remaining balance of $45,000 is planned to be spent during the second quarter of 1999.

Readers  are  cautioned  that  forward-looking   statements  contained  in  this
discussion of Year 2000 issues should be read in conjunction with our disclosures under the heading "Forward-Looking Statements" above.


Inflation

Inflation has not been material to our operations within the periods presented.


Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the captions "Market Risk", "Interest Rate Risk" and "Foreign Currency Risk" under Part I, Item 2 - Management's Discussion and Analysis of Financial Position and Results of Operations.



                          PART II, OTHER INFORMATION


Item 1.  Legal Proceedings

     The information called for by this item is provided in Note H - Contingencies to Notes to Condensed Consolidated Financial Statements under
     Part I, Item 1. - Financial Statements

Item 6.  Exhibits and Reports on Form 8-K

       a. Exhibits - Exhibit 27 - Financial Data Schedule

       b. Reports on Form 8-K: On February 24, 1999, the Registrant filed a report on Form 8-K reporting that the Registrant entered into an Agreement and Plan of Merger with RSA Holdings Corp. and RSA Acquisition Corp., each an indirect, wholly-owned subsidiary of the private investment firm J. W. Childs Associates, Inc.

                                  SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN SAFETY RAZOR COMPANY



April 22, 1999                     By /s/William C. Weathersby
--------------                     ---------------------------
Date                                  William C. Weathersby
                                      President




April 22, 1999                     By /s/Thomas G. Kasvin
--------------                     ----------------------------
Date                                  Thomas G. Kasvin