Form 10-Q
period 1999-06-30
AMERICAN SAFETY RAZOR CO
filed 1999-08-05
CIK 750339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 1999

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


     One Razor Blade Lane,
         P.O. Box 979,
  Verona, Virginia 24482-0979
(Address of principal executive                     (540) 248-8000
   offices, including zip code)              Registrant's telephone number





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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 1999.

         Class                                  Outstanding at August 2, 1999

Common Stock, $.01 Par Value                             12,110,349

                          AMERICAN SAFETY RAZOR COMPANY


                                      Index


                                                                                                            Page Number

Part I.           Financial Information

    Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets                                                           1

                  Condensed Consolidated Statements of Operations (Unaudited)                                     3

                  Condensed Consolidated Statements of Comprehensive Income (Unaudited)                           4

                  Condensed Consolidated Statements of Cash Flows (Unaudited)                                     5

                  Notes to Condensed Consolidated Financial Statements                                            6

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            20

    Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                         30


Part II.          Other Information

    Item 1.       Legal Proceedings                                                                              31

    Item 6.       Exhibits and Reports on Form 8-K                                                               31

Signatures                                                                                                       32

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                                Company               Predecessor
                                                                            --------------          ---------------
                                                                                 June 30,              December 31,
                                                                                   1999                    1998
                                                                            --------------          ---------------
                                                                               (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                                    $  2,346                 $  3,453
    Trade receivables, net                                                         42,850                   44,498
    Inventories                                                                    59,892                   54,029
    Income taxes receivable                                                         2,149                      989
    Deferred income taxes                                                           6,153                    5,108
    Prepaid expenses                                                                2,153                    2,340
                                                                                 --------                 --------

        Total current assets                                                      115,543                  110,417

Property and equipment                                                             95,394                  124,814
Less accumulated depreciation                                                      (2,108)                 (50,149)
                                                                                 --------                 --------
                                                                                   93,286                   74,665

Intangible assets, net:
    Goodwill                                                                      165,766                   68,446
    Other                                                                           9,428                    3,365
                                                                                 --------                 --------
                                                                                  175,194                   71,811

Prepaid pension cost and other                                                     23,182                    6,004
                                                                                 --------                 --------




Total assets                                                                     $407,205                 $262,897
                                                                                 ========                 ========



See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)





                                                                                 Company              Predecessor
                                                                            --------------          ---------------
                                                                                June 30,              December 31,
                                                                                  1999                    1998
                                                                            --------------         ----------------
                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $ 16,208                 $ 14,269
    Accrued expenses and other                                                     21,464                   19,968
    Current maturities of long-term obligations                                     5,569                    3,852
                                                                                ---------                ---------

        Total current liabilities                                                  43,241                   38,089

Long-term obligations                                                             160,598                  123,481
Retiree benefits and other                                                         25,878                   25,163
Deferred income taxes                                                              33,325                    6,610
                                                                                 --------                ---------

Total liabilities                                                                 263,042                  193,343
                                                                                 --------                 --------

Stockholders' equity:
    Common Stock,  $.01 par  value,  25,000,000  shares  authorized;
        12,110,349 shares issued and outstanding at June 30, 1999
       (12,110,049 at December 31, 1998)                                              121                      121
    Additional paid-in capital                                                    172,843                   65,905
    Advances to parent, net                                                       (24,155)                       -
    Retained earnings (accumulated deficit)                                        (4,336)                   4,457
    Accumulated other comprehensive loss                                             (310)                    (929)
                                                                                ---------               ----------
                                                                                  144,163                   69,554
                                                                                 --------                ---------

Total liabilities and stockholders' equity                                       $407,205                 $262,897
                                                                                 ========                 ========













See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                               Company       Predecessor           Predecessor
                                                               --------- -------------------    --------------------
                                                               Period      Period               Period
                                                                from        from      Three      from      Six
                                                               April 24,   April 1,  Months     January 1, Months
                                                               1999 to     1999 to   Ended      1999 to    Ended
                                                               June 30,    April 23, June 30,   April 23,  June 30,
                                                                 1999       1999       1998      1999      1998
                                                               --------- ----------- --------   ------- ------------


Net sales                                                       $59,942   $17,304     $73,751  $87,591    $140,262
Cost of sales:
    Other costs                                                  38,185    11,691      49,951   58,520     96,954
    Purchase accounting adjustment to inventory                   9,008          -          -         -         -
                                                               --------- ----------- --------  -------- ------------

    Gross profit                                                 12,749     5,613      23,800   29,071     43,308

Selling, general and administrative expenses                     13,130     4,922      16,590   21,429     30,111
Amortization of intangibles                                         919       188         633      835      1,264
Special charge                                                        -         -           -        -      1,003
Transaction expenses                                                  -    11,440           -   11,440          -
                                                               --------- ----------- --------   ------- ------------

    Operating income (loss)                                      (1,300)  (10,937)      6,577   (4,633)    10,930

Interest expense                                                  3,972       877       3,104    3,907      6,149
                                                               --------- ----------- --------   ------- ------------

    Income (loss) before income taxes
        and extraordinary item                                   (5,272)  (11,814)      3,473   (8,540)     4,781

Income taxes (benefit)                                           (1,547)   (2,142)      1,379     (842)     1,898
                                                               --------- ----------- --------   ------- ------------

    Income (loss) before extraordinary item                      (3,725)   (9,672)      2,094   (7,698)     2,883

Extraordinary item, net of income tax benefit                       611       118           -       118         -
                                                               --------- ----------- --------   ------- ------------

Net income (loss)                                               $(4,336)  $(9,790)     $2,094  $(7,816)    $2,883
                                                               ========= =========== ========  ======== ============

Basic earnings per share:
    Income (loss) before extraordinary item                      $(0.31)   $(0.80)      $0.17   $(0.64)     $0.24
    Extraordinary item                                            (0.05)    (0.01)          -    (0.01)         -
                                                               --------- ----------- --------   ------- ------------
    Net income (loss)                                            $(0.36)   $(0.81)      $0.17   $(0.65)     $0.24
                                                               ========= =========== ========  ======== ============

    Weighted average number of shares outstanding                12,110    12,110      12,107   12,110     12,105
                                                               ========= =========== ========  ======== ============

Diluted earnings per share:
    Income (loss) before extraordinary item                      $(0.31)   $(0.79)      $0.17   $(0.63)     $0.23
    Extraordinary item                                            (0.05)    (0.01)          -    (0.01)         -
                                                               --------- ----------- --------   ------- ------------
    Net income (loss)                                            $(0.36)   $(0.80)      $0.17   $(0.64)     $0.23
                                                               ========= =========== ========  ======== ============

    Weighted average number of shares outstanding                12,122    12,207      12,234   12,198     12,285
                                                               ========= =========== ========  ======== ============


See accompanying notes.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)



                                                               Company       Predecessor           Predecessor
                                                               --------- -------------------    --------------------
                                                               Period      Period               Period
                                                                from        from      Three      from      Six
                                                               April 24,   April 1,  Months     January 1, Months
                                                               1999 to     1999 to   Ended      1999 to    Ended
                                                               June 30,    April 23, June 30,   April 23,  June 30,
                                                                 1999       1999       1998      1999      1998
                                                               --------- ----------- --------   ------- ------------


Net income (loss)                                               $(4,336)   $(9,790)    $2,094   $(7,816)   $2,883
Other comprehensive income (loss):
   Foreign currency translation adjustments                        (310)       317      (139)     (116)      (51)
                                                               --------- ----------- --------   ------- ------------
Comprehensive income (loss)                                     $(4,646)   $(9,473)    $1,955   $(7,932)   $2,832
                                                               ========= =========== ========  ======== ============















See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                Company          Predecessor
                                                                              ----------  ------------------------
                                                                                Period      Period
                                                                                 from        from           Six
                                                                               April 24,   January 1,       Months
                                                                                1999 to     1999 to         Ended
                                                                                June 30,   April 23,      June 30,
                                                                                 1999         1999          1998
                                                                              ----------  -----------     --------

Operating activities
Net income (loss)                                                               $(4,336)     $(7,816)      $2,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Extraordinary item                                                          611          118            -
        Depreciation and amortization                                             2,960        4,105        5,929
        Amortization of financing costs                                             346          180          270
        Retiree benefits and other                                                 (872)        (719)        (448)
        Deferred income taxes                                                    (3,326)         232        1,058
        Changes in operating assets and liabilities:
             Trade receivables                                                   (6,062)       7,710        2,637
             Inventories                                                          9,623       (7,748)      (4,248)
             Income taxes receivable                                              1,518       (2,252)      (1,497)
             Prepaid expenses                                                       (18)         205         (981)
             Accounts payable                                                       216        1,723        3,184
             Accrued and other expenses                                           1,768       (1,072)      (1,325)
             Income taxes payable                                                     -            -       (4,024)
                                                                               --------    ---------       ------

Net cash provided by (used in) operating activities                               2,428       (5,334)       3,438

Investing activities
Capital expenditures                                                             (1,354)      (3,638)      (5,498)
Other                                                                                 2           49            -
                                                                               --------     --------     --------

Net cash used in investing activities                                            (1,352)      (3,589)      (5,498)

Financing activities
Repayment of long-term obligations                                              (33,793)     (25,846)      (4,655)
Proceeds from borrowings                                                         32,801       65,337        6,629
Deferred loan fees                                                                    -       (7,606)           -
Proceeds from exercise of stock options                                               -            2          104
Advances to parent, net                                                               -      (24,155)           -
                                                                               --------      -------      -------

Net cash (used in) provided from financing activities                              (992)       7,732        2,078
                                                                                -------     --------       ------

Net increase (decrease) in cash and cash equivalents                                 84       (1,191)          18
Cash and cash equivalents, beginning of period                                    2,262        3,453        1,434
                                                                                 ------      -------       ------

Cash and cash equivalents, end of period                                         $2,346       $2,262       $1,452
                                                                                 ======       ======       ======



See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period April 1, 1999 to April 23, 1999 and the period January 1, 1999 to April 23, 1999 for American Safety Razor Company prior to its acquisition by RSA Acquisition Corporation (the "Predecessor"), an affiliate of J.W. Childs Equity Partners II, L.P. ("J.W. Childs") and the period April 23, 1999 to June 30, 1999 for the American Safety Razor Company (the "Company") subsequent to the acquisition, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

As a result of the acquisition and new basis of accounting described in Note G, the Company's financial statements for the period subsequent to the acquisition are not comparable to the Predecessor's financial statements for the period prior to the acquisition. With respect to inventories see Note B.


NOTE B - INVENTORIES

Classifications of inventories under LIFO as of December 31, 1998 are as follows:

                                                               December 31, 1998
                                                                 (In thousands)

Raw materials                                                       $18,797
Work-in-process                                                       6,612
Finished goods                                                       25,070
Operating supplies                                                    3,475
                                                                    -------
                                                                     53,954
Excess of LIFO inventory value over current cost                         75
                                                                    -------
                                                                    $54,029
                                                                    =======

In connection with the acquisition the Company's new owners adopted the first-in, first-out ("FIFO") method of valuation of inventories and the classification of these inventories as of June 30, 1999, are as follows:

                                                                June 30, 1999
                                                               (In thousands)

Raw materials                                                      $23,067
Work-in-process                                                      5,987
Finished goods                                                      27,264
Operating supplies                                                   3,574
                                                                   -------
                                                                   $59,892
                                                                   =======

NOTE C - SPECIAL CHARGES

In March 1998, the Company recorded a special charge of approximately $1,003,000 related to the shutdown of the Company's cotton operations in Sparks, Nevada and employee terminations.

The following table provides information about the changes in the Company's accrued special charges, including the special charges discussed above, for the first half of 1999:

                                                       Remaining         Accruals                     Remaining
                                                      Balance at        (Reversals)     Charges in   Balance at
                                                    January 1, 1999      in 1999           1999      June 30, 1999
                                                    ---------------    ------------    -----------   -------------

Discontinuation of product line:
   Contract termination                              $  500,000         $       -        $517,000      $(17,000)
   Excess inventory and deferred charges                500,000           200,000               -       700,000
Severance and employee benefits                         603,000          (200,000)        228,000       175,000
                                                     ----------         ---------        --------      --------
                                                     $1,603,000         $       -        $745,000      $858,000
                                                     ==========         =========        ========      ========

Amounts remaining at June 30, 1999 are included in accrued expenses in the accompanying condensed consolidated balance sheets. Substantially all of the remaining payments and asset impairments are expected to occur during the remainder of 1999.

NOTE D - LONG TERM OBLIGATIONS

On April 23, 1999 and concurrent with the Acquisition described in Note G, the Company entered into a $190,000,000 credit agreement (the "Credit Agreement"), which provided for term loan commitments in the aggregate amount of $165,000,000 (the "Term Loan Facility") and a revolving credit facility commitment of
$25,000,000, and terminated its existing revolving credit facility (the "Terminated Credit Facility"). The Term Loan Facility expires on January 31, 2005 and principal payments under this facility begin on January 31, 2000 and continue quarterly until the expiration date. Principal payments are based on a percentage of principal balance outstanding on the respective payment date as defined in the Credit Agreement. The revolving credit facility also expires on January 31, 2005 and borrowings under this facility are required to be repaid by the expiration date.

At June 30, 1999, the Company had outstanding borrowings under the Term Loan Facility of $88,000,000 and outstanding borrowings under the revolving credit facility of $5,000,000. The proceeds from these borrowings and internally generated funds of $1,986,000 were used to purchase $30,700,000 face value of the Company's 9 7/8 Series B Senior Notes (the "Senior Note") which were validly tendered (see Note G), pay expenses and accrued interest of $1,402,000 incurred in connection with the purchase of the Senior Notes, pay the outstanding balances of $18,811,000 including accrued interest on the Terminated Credit Facility and other short-term debt, pay fees and expenses of $19,918,000 related to the acquisition and financing and advance funds totaling $24,155,000 to RSA Acquisition Corporation to fund a portion of the acquisition described in Note G.

The Credit Agreement limits the ability of the Company, among other limitations, to incur certain additional indebtedness, places certain restrictions on the payment of dividends and limits the amount of annual capital expenditures. The Credit Agreement also contains certain financial covenants which require the Company, among other requirements, to meet certain financial ratios relating to leverage, fixed charges and interest coverage.

In connection with the purchase of the Senior Notes, the Company paid a premium over par and wrote-off deferred financing costs in the aggregate gross amount of $969,000. These expenses, net of the related tax benefit of $358,000, are reflected in the Company's consolidated statement of operations in the caption "Extraordinary item" for the period from April 24, 1999 to June 30, 1999.

In addition, the Company wrote-off deferred financing costs, in the aggregate gross amount of $186,000 in connection with the termination of the Terminated Credit Facility. These expenses, net of the related tax benefit of $68,000, are also reflected in the Company's consolidated statement of operations in the caption "Extraordinary item" for the period from April 1, 1999 to April 23, 1999.

At June 30 1999, the Company had approximately $20 million available for future borrowings under its revolving credit facility and approximately $77 million available for future borrowings under its Term Loan Facility.

Effective July 5, 1999, the Company permanently reduced the amount available for future borrowings under its Term Loan Facility by $52.5 million to $112.5 million which represents the amount of borrowings outstanding under the Term Loan Facility on July 8, 1999.


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

In connection with the acquisition described in Note G, the Company, on April 30, 1999, redeemed all of its then outstanding options to purchase common stock of the Company for aggregate consideration of $1.2 million.


NOTE F - SEGMENT INFORMATION

                                               Company                              Predecessor
                                          -------------------        ----------------------------------------------
                                              Period from                Period from               Three Months
                                          April 24, 1999 to           April 1, 1999 to             Ended June 30,
                                             June 30, 1999             April 23, 1999                   1998
                                          -------------------        -------------------      ---------------------
                                            Net     Operating          Net     Operating        Net     Operating
                                           Sales     Income           Sales     Income         Sales     Income
                                          --------- ---------        -------- ----------      -------- ------------
                                                                            (In Thousands)

Razors and Blades                         $40,332     $(1,861)       $10,907    $(10,639)     $45,730       $4,836
Cotton and Foot Care                       13,566        (151)         4,998        (169)      20,837        1,070
Custom Bar Soap                             6,044         712          1,399        (129)       7,184          671
                                         --------    --------       --------   ---------     --------     --------
                                          $59,942      (1,300)       $17,304     (10,937)     $73,751        6,577
                                          =======                    =======                  =======
Interest expense                                        3,972                        877                     3,104
                                                     --------                  ---------                   -------
Income (loss) before income taxes
   and extraordinary item                             $(5,272)                  $(11,814)                   $3,473
                                                      =======                   ========                    ======


                                                                                        Predecessor
                                                                      --------------------------------------------
                                                                          Period from             Six Months
                                                                       January 1, 1999 to       Ended June 30,
                                                                        April 23, 1999                1998
                                                                     -------------------      --------------------
                                                                        Net     Operating        Net     Operating
                                                                       Sales     Income         Sales     Income
                                                                     ---------  --------      ---------  ---------

Razors and Blades                                                    $55,189     $(4,673)     $84,404       $8,022
Cotton and Foot Care                                                  25,551         258       43,484        2,234
Custom Bar Soap                                                        6,851        (218)      12,374          674
                                                                    --------     -------    ---------     --------
                                                                     $87,591      (4,633)    $140,262       10,930
                                                                     =======                 ========
Interest expense                                                                   3,907                     6,149
                                                                                 -------                   -------
Income (loss) before income taxes
   and extraordinary item                                                        $(8,540)                   $4,781
                                                                                 =======                    ======

                                                  Total Assets
                                                 -------------
                                                 June 30, 1999
                                                 -------------

Razors and Blades                                     $289,161
Cotton and Foot Care                                    63,659
Custom Bar Soap                                         54,385
                                                 -------------
                                                      $407,205
                                                 =============

NOTE G - MERGER

Effective April 23, 1999, RSA Acquisition Corporation ("Acquisition"), an affiliate of "J.W. Childs", completed its $14.20 per share cash tender offer for all outstanding shares of the Predecessor in accordance with a February 12, 1999 merger agreement upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). Following completion of the offer, there remain approximately 266,601 American Safety Razor shares outstanding. On July 1, 1999, RSA Acquisition Corp. and American Safety Razor completed a merger transaction pursuant to which RSA Acquisition Corp. will acquire these remaining shares of American Safety Razor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer excluding the cost to redeem stock options, once all of the common stock is tendered, is approximately $173.0 million.

Following the merger, the Company is the surviving corporation and is a direct, wholly- owned subsidiary of RSA Holdings, which is wholly-owned by J.W. Childs, its affiliates and Company management.

Subsequent to the acquisition and pursuant to the terms of its Indenture, the Company made an offer to purchase its 9 7/8 Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In response thereto, $30.7 million of the Existing Notes were properly tendered and retired by the Company.

The Company has accounted for the acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to the assets acquired and liabilities assumed. The total purchase price of approximately $172,964,000 was allocated to the acquired assets and assumed liabilities based on preliminary estimates of their respective fair values at April 23, 1999 as follows:

          Working capital                                      $  77,908,000
          Property, plant and equipment                           93,973,000
          Intangible assets, including goodwill                  177,113,000
          Prepaid pension and other assets                        46,861,000
          Long-term debt                                        (163,685,000)
          Other liabilities                                      (59,206,000)
                                                               -------------
                                                                $172,964,000
                                                               =============

These preliminary estimates are subject to change as they are based on preliminary appraisals and as certain of the Company's business plans become finalized.

As a result of the acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the acquisition are not comparable to the Predecessor's financial statements for the period prior to the acquisition. As a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets increased and the Company adjusted the carrying value of acquired inventories to reflect their fair market value, which adjustment was written off in the April 24, 1999 to June 30, 1999 reporting period. In addition, certain fees and expenses incurred relating to the above transactions were expensed in the period in which the transactions were completed and are included in the Predecessor's consolidated statement of operations in the caption "Transaction expenses".

The primary components of this caption are (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the acquisition, including legal and other advisory fees, and (iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.

NOTE H - CONTINGENCIES

During 1998 the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. The

Company, to date, has received complaints from a number of customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. The Company has received notice of claims for damages in the aggregate amount of approximately $2.2 million which the Company believes primarily relates to alleged lost sales and merchandise damage, and it is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

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

In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") seeking injunction and damages for (i) alleged infringement by the Company's MBC(TM) moving blade shaving cartridge system, introduced by the Company during the fourth quarter of 1994, and by the Company's Tri-Flexxx(TM) three bladed shaving system, introduced by the Company during the second quarter of 1999, of certain patents held by Gillette, and (ii) alleged unfair advertising and packaging practices as well as alleged breach of contract related to MBC(TM) and Tri-Flexxx(TM) packaging. The Company believes the claims are without merit and does not believe it has any material liability with respect to the patent, unfair advertising or contract claims and intends to vigorously contest these claims. However, management and counsel at this time are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this matter. The Company will reassess this matter as new facts become available.

NOTE I - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $69.3 million of Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents condensed consolidating financial statements as of June 30, 1999 (the Company) and December 31, 1998 (Predecessor), for the period from April 24, 1999 to June 30, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999 (Predecessor), and for the six months ended June 30, 1998 (Predecessor), of American Safety Razor Company - the parent company, the guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.

                     Condensed Consolidating Balance Sheets

                                  June 30, 1999

                                 (In thousands)


                                                                             Company
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------

Assets
Current assets:
   Cash and cash equivalents                     $        7    $     185     $  2,154  $          -      $  2,346
   Trade receivables, net                            20,024       10,404       12,660          (238)       42,850
   Advances receivable--subsidiaries                 39,530            -        3,906       (43,436)            -
   Inventories                                       32,758       16,310       12,141        (1,317)       59,892
   Income taxes and prepaid expenses                  7,891        2,023          541             -        10,455
                                                  ---------    ---------     -------- -------------      --------

     Total current assets                           100,210       28,922       31,402       (44,991)      115,543

Property and equipment, net                          57,427       26,573        9,286             -        93,286
Intangible assets, net                              137,386       36,869          939             -       175,194
Prepaid pension cost and other                       15,077        8,084           21             -        23,182
Investment in subsidiaries                           61,549            -        3,340       (64,889)            -
                                                  ---------    ---------     -------- -------------      --------

     Total assets                                  $371,649     $100,448      $44,988     $(109,880)     $407,205
                                                  =========    =========     ======== =============      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                     $ 22,918     $ 10,707      $ 4,048   $        (1)     $ 37,672
   Advances payable--subsidiaries                         -       44,733            -       (44,733)            -
   Current maturities of long-term obligations        3,049        1,379        1,141             -         5,569
                                                  ---------    ---------     -------- -------------      --------

     Total current liabilities                       25,967       56,819        5,189       (44,734)       43,241

Long-term obligations                               160,534           64            -             -       160,598
Retiree benefits and other                           15,872       10,006            -             -        25,878
Deferred income taxes                                24,803        8,249          273             -        33,325
                                                  ---------    ---------     -------- -------------      --------

     Total liabilities                              227,176       75,138        5,462       (44,734)      263,042
                                                  ---------    ---------     -------- -------------      --------

Stockholders' equity
   Common Stock                                         121          485           88          (573)          121
   Additional paid-in capital                       172,843       24,940       39,834       (64,774)      172,843
   Advances to parent, net                          (24,155)           -            -             -       (24,155)
   Retained earnings (accumulated deficit)           (4,336)        (115)         (83)          198        (4,336)
   Accumulated other comprehensive loss                   -            -         (313)            3          (310)
                                                  ---------    ---------     -------- -------------      --------
                                                    144,473       25,310       39,526       (65,146)      144,163
                                                  ---------    ---------     -------- -------------      --------
     Total liabilities and stockholders' equity    $371,649     $100,448      $44,988     $(109,880)     $407,205
                                                  =========    =========     ======== =============      ========

                     Condensed Consolidating Balance Sheets
                                December 31, 1998
                                 (In thousands)



                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------


Assets
Current assets:
   Cash and cash equivalents                     $      (17)    $    106      $ 3,364    $        -     $   3,453
   Trade receivables, net                            18,717       12,315       13,704          (238)       44,498
   Advances receivable--subsidiaries                 48,543            -            -       (48,543)            -
   Inventories                                       30,108       13,349       11,604        (1,032)       54,029
   Income taxes and prepaid expenses                  6,216        1,578          643             -         8,437
                                                  ---------    ---------     -------- -------------      --------

     Total current assets                           103,567       27,348       29,315       (49,813)      110,417

Property and equipment, net                          41,656       24,068        8,941             -        74,665
Intangible assets, net                               49,027       20,601        2,183             -        71,811
Prepaid pension cost and other                        1,133        4,850           21             -         6,004
Investment in subsidiaries                           39,458            -        4,218       (43,676)            -
                                                  ---------    ---------     -------- -------------      --------

     Total assets                                  $234,841      $76,867      $44,678      $(93,489)     $262,897
                                                  =========    =========     ======== =============      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                     $ 20,058      $ 9,611      $ 4,568    $        -      $ 34,237
   Advances payable--subsidiaries                         -       43,283        4,703       (47,986)            -
   Current maturities of long-term obligations        1,030        1,380        1,442             -         3,852
                                                  ---------    ---------     -------- -------------      --------

     Total current liabilities                       21,088       54,274       10,713       (47,986)       38,089

Long-term obligations                               121,718        1,377          386             -       123,481
Retiree benefits and other                           15,169        9,994            -             -        25,163
Deferred income taxes                                 3,468        3,040          102             -         6,610
                                                  ---------    ---------     -------- -------------      --------

     Total liabilities                              161,443       68,685       11,201       (47,986)      193,343
                                                  ---------    ---------     -------- -------------      --------

Stockholders' equity
   Common Stock                                         121          485           87          (572)          121
   Additional paid-in capital                        65,905       15,662       27,173       (42,835)       65,905
   Retained earnings (accumulated deficit)            4,457       (7,965)      10,058        (2,093)        4,457
   Dividends                                          2,877            -       (2,877)            -             -
   Accumulated other comprehensive loss                  38            -         (964)           (3)         (929)
                                                  ---------    ---------     -------- -------------      --------
                                                     73,398        8,182       33,477       (45,503)       69,554
                                                  ---------    ---------     -------- -------------      --------
     Total liabilities and stockholders' equity    $234,841      $76,867      $44,678      $(93,489)     $262,897
                                                  =========    =========     ======== =============      ========

            Condensed Consolidating Statements of Income (Unaudited)
               For the Period from April 24, 1999 to June 30, 1999
                                 (In thousands)



                                                                             Company
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------


Net sales                                           $32,902      $19,729      $11,751       $(4,440)      $59,942
Cost of sales:
     Other costs                                     17,452       16,358        8,815        (4,440)       38,185
     Purchase accounting adjustment
        to inventory                                  7,910          215          883             -         9,008
                                                  ---------    ---------     -------- -------------      --------

Gross profit                                          7,540        3,156        2,053             -        12,749

Selling, general and
     administrative expenses                          8,898        2,287        1,945             -        13,130
Amortization of intangible assets                       676          236            7             -           919
                                                  ---------    ---------     -------- -------------      --------

Operating income (loss)                              (2,034)         633          101             -        (1,300)

Operating income (expense):
     Equity in earnings (losses) of affiliates          286            -         (484)          198             -
     Interest expense                                (3,561)        (764)         353             -        (3,972)
                                                  ---------    ---------     -------- -------------      --------
Income (loss) before income taxes
     and extraordinary item                          (5,309)        (131)         (30)          198        (5,272)
Income taxes (benefit)                               (1,584)         (16)          53             -        (1,547)
                                                  ---------    ---------     -------- -------------      --------

Income (loss) before extraordinary item              (3,725)        (115)         (83)          198        (3,725)
Extraordinary item                                      611            -            -             -           611
                                                  ---------    ---------     -------- -------------      --------

Net income (loss)                                   $(4,336)    $   (115)    $    (83)      $   198       $(4,336)
                                                  =========    =========     ======== =============      ========

            Condensed Consolidating Statements of Income (Unaudited)
              For the Period from January 1, 1999 to April 23, 1999
                                 (In thousands)





                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------

Net sales                                           $46,889      $32,731      $17,136       $(9,165)      $87,591
Cost of sales                                        26,237       28,514       12,934        (9,165)       58,520
                                                  ---------    ---------     -------- -------------      --------

Gross profit                                         20,652        4,217        4,202             -        29,071

Selling, general and
     administrative expenses                         13,665        3,860        3,904             -        21,429
Amortization of intangible assets                       470          318           47             -           835
Transaction expenses                                 11,440            -            -             -        11,440
                                                  ---------    ---------     -------- -------------      --------

Operating income (loss)                              (4,923)          39          251             -        (4,633)

Operating income (expense):
     Equity in earnings of affiliates                  (135)           -         (394)          529             -
     Interest expense                                (3,193)      (1,300)         586             -        (3,907)
                                                  ---------    ---------     -------- -------------      --------
Income (loss) before income taxes
     and extraordinary item                          (8,251)      (1,261)         443           529        (8,540)
Income taxes (benefit)                                 (553)        (570)         281             -          (842)
                                                  ---------    ---------     -------- -------------      --------

Income (loss) before extraordinary item              (7,698)        (691)         162           529        (7,698)
Extraordinary item                                      118            -            -             -           118
                                                  ---------    ---------     -------- -------------      --------

Net income (loss)                                   $(7,816)    $   (691)    $    162       $   529       $(7,816)
                                                  =========    =========     ======== =============      ========

            Condensed Consolidating Statements of Income (Unaudited)
                         Six Months Ended June 30, 1998
                                 (In thousands)




                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------
Net sales                                           $69,474      $56,231      $24,527       $(9,970)     $140,262
Cost of sales                                        40,922       47,212       18,790        (9,970)       96,954
                                                  ---------    ---------     -------- -------------      --------

Gross profit                                         28,552        9,019        5,737             -        43,308

Selling, general and
     administrative expenses                         19,188        5,859        5,064             -        30,111
Amortization of intangible assets                       743          493           28             -         1,264
Special charge                                          731          184           88             -         1,003
                                                  ---------    ---------     -------- -------------      --------

Operating income                                      7,890        2,483          557             -        10,930

Operating income (expense):
     Equity in earnings of affiliates                 1,105            -          207        (1,312)            -
     Interest expense                                (4,824)      (2,059)         734             -        (6,149)
                                                  ---------    ---------     -------- -------------      --------

Income before income taxes
     and extraordinary item                           4,171          424        1,498        (1,312)        4,781
Income taxes                                          1,288          145          465             -         1,898
                                                  ---------    ---------     -------- -------------      --------

Income before extraordinary item                      2,883          279        1,033        (1,312)        2,883
Extraordinary item                                        -            -            -             -             -
                                                  ---------    ---------     -------- -------------      --------

Net income                                          $ 2,883     $    279      $ 1,033       $(1,312)     $  2,883
                                                  =========    =========     ======== =============      ========

     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
               For the Period from April 24, 1999 to June 30, 1999
                                 (In thousands)





                                                                             Company
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------

Net income (loss)                                   $(4,336)       $(115)      $  (83)          $198      $(4,336)
Other comprehensive loss:
   Foreign currency translation adjustments               -            -         (313)             3         (310)
                                                  ---------    ---------  ------------  ------------  ------------
Comprehensive income (loss)                         $(4,336)       $(115)       $(396)          $201      $(4,646)
                                                  =========    =========  ============  ============  ============


     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
              For the Period from January 1, 1999 to April 23, 1999
                                 (In thousands)





                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------

Net income (loss)                                   $(7,816)       $(691)        $162           $529      $(7,816)
Other comprehensive loss:
   Foreign currency translation adjustments               -            -         (116)             -         (116)
                                                  ---------    ---------  ------------  ------------  ------------
Comprehensive income (loss)                         $(7,816)       $(691)        $ 46           $529      $(7,932)
                                                  =========    =========  ============  ============  ============





     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
                         Six Months Ended June 30, 1998
                                 (In thousands)




                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------

Net income (loss)                                     $2,883         $279       $1,033      $(1,312)       $2,883
Other comprehensive loss:
   Foreign currency translation adjustments                -            -         (51)            -           (51)
                                                  ---------    ---------  ------------  ------------  ------------
Comprehensive income                                  $2,883         $279        $982       $(1,312)       $2,832
                                                  =========    =========  ============  ============  ============

          Condensed Consolidating Statements of Cash Flows (Unaudited)

               For the Period from April 24, 1999 to June 30, 1999

                                 (In thousands)




                                                                             Company
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------
Operating activities
Net cash provided by (used in)
     operating activities                            $2,341        $(892)      $  941        $   38        $2,428

Investing activities
Capital expenditures                                 (1,132)        (206)         (16)           -         (1,354)
Other                                                   (34)           -           36            -              2
Advances from (to) subsidiaries                      (1,587)           -         (641)        2,228             -
                                                  ---------    ---------  ------------  ------------  ------------

     Net cash used in investing activities           (2,753)        (206)        (621)        2,228        (1,352)

Financing activities
Repayment of long-term obligations                  (32,209)      (1,280)        (304)            -       (33,793)
Proceeds from borrowings                             32,801            -            -             -        32,801
Advances from (to) subsidiaries                           -        2,266            -        (2,266)            -
                                                  ---------    ---------  ------------  ------------  ------------

     Net cash provided from (used in)
          financing activities                          592          986         (304)       (2,266)         (992)

Net increase (decrease) in cash and cash
   equivalents                                          180         (112)          16             -            84
Cash and cash equivalents, beginning of
  period                                               (173)         297        2,138             -         2,262
                                                  ---------    ---------  ------------  ------------  ------------
     Cash and cash equivalents, end of
        period                                      $     7        $ 185       $2,154       $     -        $2,346
                                                  =========    =========  ============  ============  ============

          Condensed Consolidating Statements of Cash Flows (Unaudited)

              For the Period from January 1, 1999 to April 23, 1999

                                 (In thousands)




                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------
Operating activities
Net cash (used in) provided by
     operating activities                           $(7,976)      $1,545       $  124        $  973       $(5,334)

Investing activities
Capital expenditures                                 (2,538)        (824)        (276)            -        (3,638)
Other                                                    49            -            -             -            49
Advances from (to) subsidiaries                       2,132            -         (691)       (1,441)            -
                                                  ---------    ---------  ------------  ------------  ------------

     Net cash used in investing activities             (357)        (824)        (967)       (1,441)       (3,589)

Financing activities
Repayment of long-term obligations                  (25,401)         (62)        (383)            -       (25,846)
Proceeds from borrowings                             65,337            -            -             -        65,337
Deferred loan fees                                   (7,606)           -            -             -        (7,606)
Proceeds from exercise of stock options                   2            -            -             -             2
Advances to parent, net                             (24,155)           -            -             -       (24,155)
Advances from (to) subsidiaries                           -         (468)           -           468             -
                                                  ---------    ---------  ------------  ------------  ------------

     Net cash provided from (used in)
          financing activities                        8,177         (530)        (383)          468         7,732

Net (decrease) increase in cash and cash
   equivalents                                         (156)         191       (1,226)            -        (1,191)
Cash and cash equivalents, beginning of
  period                                                (17)         106        3,364             -         3,453
                                                  ---------    ---------  ------------  ------------  ------------
     Cash and cash equivalents, end of
        period                                      $  (173)      $  297       $2,138       $     -        $2,262
                                                  =========    =========  ============  ============  ============

          Condensed Consolidating Statements of Cash Flows (Unaudited)

                         Six Months Ended June 30, 1998

                                 (In thousands)





                                                                             Predecessor
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------    ---------  ------------  ------------  ------------
Operating activities
Net cash provided by (used in)
     operating activities                            $4,736       $ (538)      $  609       $(1,369)       $3,438

Investing activities
Capital expenditures                                 (3,106)      (2,216)        (176)            -        (5,498)
Investment in subsidiaries                             (680)           -          680             -             -
Advances from (to) subsidiaries                      (3,587)           -         (255)        3,842             -
                                                  ---------    ---------  ------------  ------------  ------------

     Net cash (used in) provided from
          investing activities                       (7,373)      (2,216)         249         3,842        (5,498)

Financing activities
Repayment of long-term obligations                   (4,564)         (91)           -             -        (4,655)
Proceeds from borrowings                              6,605            -           24             -         6,629
Proceeds for exercise of stock options                  104            -            -             -           104
Advances from (to) subsidiaries                           -        2,481            -        (2,481)            -
                                                  ---------    ---------  ------------  ------------  ------------

     Net cash provided from
          financing activities                        2,145        2,390           24        (2,481)        2,078
                                                  ---------    ---------  ------------  ------------  ------------

Net (decrease) increase in cash and cash
   equivalents                                         (492)        (364)         882            (8)           18
Cash and cash equivalents, beginning of
  period                                                356          433          637             8         1,434
                                                  ---------    ---------  ------------  ------------  ------------
     Cash and cash equivalents, end of
        period                                        $(136)      $   69       $1,519      $      -        $1,452
                                                  =========    =========  ============  ============  ============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


General

The following discussion and analysis of results of operations and financial condition is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Additionally, management has prepared pro forma results of operations for the three and six months ended June 30, 1999 to enable a meaningful comparison between 1999 and 1998 results of operations. Accordingly, see "Pro Forma Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998 and Pro Forma Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998" discussions below, which compare the three and six months ended June, 30, 1999 on a pro forma basis assuming the acquisition and financing had occurred on April 1, 1999 and January 1, 1999, respectively, with 1998 actual results for a more meaningful comparison of operations.


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


Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 1999

The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from April 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to June 30, 1999. The acquisition, and the related financing transactions, are assumed to have occurred on April 1, 1999. The pro forma condensed consolidated statement of operations for the three months ended June 30, 1999 is not necessarily indicative of the results of operations that would have occurred for the three months ended June 30, 1999, had the acquisition and relating financing transactions occurred on April 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                        Three Months Ended June 30, 1999
                                 (In Thousands)


                               Predecessor                 Predecessor      Company
                               Historical                    Pro Forma     Historical                     Company
                               Period from                  Period From   Period From                   Pro Forma
                              April 1, 1999                April 1, 1999  April 1, 1999                Three Months
                               to April 23,    Pro Forma    to April 23,  to June 30,    Pro Forma          Ended
                                  1999        Adjustments        1999          1999      Adjustments   June 30, 1999
                            ---------------   -----------  -------------  -------------  -----------   -------------

Net sales                          $17,304                     $17,304       $59,942    $       -         $77,246
Cost of sales:
   Other costs                      11,691       $    88 (a)    11,779        38,185            -          49,964
   Purchase accounting
      adjustment
      to inventory                       -         3,453 (b)     3,453         9,008       (3,453)(b)       9,008
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Gross profit                      5,613        (3,541)        2,072        12,749        3,453          18,274

Selling, general and
   administrative
   expenses                          4,922            14 (c)     4,936        13,130            -          18,066
Amortization of intangibles            188           146 (d)       334           919            -           1,253
Transaction expenses                11,440             -        11,440             -            -          11,440
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Operating loss                  (10,937)       (3,701)      (14,638)       (1,300)       3,453         (12,485)

Interest expense                       877           419 (e)     1,296         3,972         (138)(g)       5,130
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Income (loss) before
      income taxes
      and extraordinary item       (11,814)       (4,120)      (15,934)       (5,272)       3,591         (17,615)

Income taxes (benefit)              (2,142)       (1,616)(f)    (3,758)       (1,547)       1,426 (f)      (3,879)
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Income (loss) before
      extraordinary item           $(9,672)      $(2,504)     $(12,176)      $(3,725)      $2,165        $(13,736)
                            ===============   ===========  =============  =============  ===========   =============


(a) Adjustment to provide pro forma depreciation expense resulting from the application of purchase accounting adjustments computed based on the remaining useful lives of plant and equipment ranging from 3 to 26 years.

(b) Adjustment to reflect the impact on cost of sales of the purchase accounting adjustment to inventory assuming the acquisition occurred on April 1, 1999.

(c) Adjustment to reflect the elimination of amortization of unrecognized prior service cost and unrecognized gains related to the Company's pension and postretirement benefit plans.

(d) Adjustment to reflect the elimination of $159 of amortization related to historical goodwill and record pro forma amortization of $305 related to intangible assets including goodwill, trademarks and patents recorded in connection with the acquisition. Goodwill and trademarks are being amortized over a 40-year useful life and patents are being amortized over a 15-year useful life. These periods are believed by management to be reasonable based on the expected lives of the underlying processes, products, and equipment assumed to be acquired.

(e) Adjustment to reflect (i) the elimination of historical interest expense of $108 related to the Predecessor's credit facilities, loan commitment fees, and the amortization of deferred financing costs, (ii) pro forma amortization of $85 for the $7,606 in deferred financing costs incurred in connection with the financing, amortized over the respective lives of the Company's credit facilities, and (iii) pro forma interest expense of $442 on the Company's credit facilities related to the balances assumed to be outstanding on April 1, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 1, 1999, include $5,000 under the revolving credit facility and $88,000 under the Term Loan Facility. In addition, the purchase of $30,700 in Senior Notes on June 10, 1999 was assumed to occur on April 1, 1999.

(f) Adjustment to reflect the income tax consequences of the pro forma adjustments computed at the statutory rate of 39.7% excluding the net adjustment for goodwill of $49 which is not tax deductible.

(g) Adjustment  to  reflect  (i)  pro  forma  interest  expense  of  $261 on the
    Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (d) above, and (ii) the pro forma interest expense reduction of $399 related to the $30,700,000 in Senior Notes which were assumed to be purchased on April 24, 1999.


Pro Forma Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Sales. Net sales for the pro forma three months ended June 30, 1999, and for the three months ended June 30, 1998, were $77.2 million and $73.8 million, respectively, an increase of $3.4 million, or 5%.

Razors and Blades. Net sales of our razors and blades segment for the pro forma three months ended June 30, 1999, and for the three months ended June 30, 1998, were $51.2 million and $45.8 million, respectively, an increase of $5.4 million or 12%.

Net sales of shaving razors and blades for the pro forma three months ended June 30, 1999, and for the three months ended June 30, 1998, were $32.8 million and $30.3 million, respectively, an increase of $2.5 million, or 8%. Net sales of domestic value branded shaving products increased 25%, rebounding from weak sales in the second quarter of 1998, reflecting sales gains relating to an increase in promotional programs with several customers, the launch of the new Tri-Flexxx shaving product and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products were substantially unchanged. Net sales of shaving products in international markets increased 4% (net of a 2% negative impact of unfavorable exchange rates) reflecting stronger sales, primarily in the United Kingdom, Europe, Puerto Rico and the Caribbean which were somewhat offset by weaker sales in Africa and Latin America.

Net sales of blades and bladed hand tools for the pro forma three months ended June 30, 1999, and for the three months ended June 30, 1998, were $14.2 million and $11.6 million, respectively, an increase of $2.6 million, or 22%. This growth primarily reflects increased sales of the Company's Personna(R) and American Line(TM) brands of products as a result of new distribution gains.

Net sales of specialty industrial and medical blades for the pro forma three months ended June 30, 1999, and for the three months ended June 30 1998, were $4.2 million and $3.9 million, respectively, an increase of $0.3 million, or 8%. Sales of specialty industrial products increased 14% due primarily to the timing of purchases by certain customers. Sales of medical products increased 4% due primarily to increased distribution of certain products.

Cotton and Foot Care. Net sales of cotton and foot care products for the pro forma three months ended June 30, 1999, and for the three months ended June 30, 1998, were $18.6 million and $20.8 million, respectively, a decrease of $2.2 million or 11%. This decrease results primarily from issues related to the continuing integration and reorganization of the Company's cotton operations which have led to delays in shipping products to customers and in turn reduced promotional activity and volume with certain customers.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the pro forma three months ended June 30, 1999, and for the three months ended June 30, 1998, were $7.4 million and $7.2 million, respectively, an increase of $0.2 million or 3%. This increase results primarily from increased sales to certain of the Company's pharmaceutical/skin care customers.

Gross Profit. Gross profit decreased $5.5 million to $18.3 million during the pro forma three months ended June 30, 1999, from $23.8 million for the three months ended June 30, 1998. As a percentage of net sales, gross profit was 23.7% for the pro forma three months ended June 30, 1999, and 32.3% for the three months ended June 30, 1998. Excluding the purchase accounting adjustment to inventory of $9.0 million, gross profit increased $3.5 million to $27.3 million for the pro forma three months ended June 30, 1999, from $23.8 million for the three months ended June 30, 1998, and as a percentage of net sales, gross profit was 35.3% for the pro forma three months ended June 30, 1999, and 32.3% for the three months ended June 30, 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. Soap margins improved due to favorable product mix and lower material costs for certain raw materials. This improvement in blade and soap margins was somewhat offset by lower margins in the Company's cotton business due to increased distribution costs and higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the cotton operations.

Operating and Other Expenses. Selling, general and administrative expenses were 23.4% of net sales for the pro forma three months ended June 30, 1999, compared to 22.5% for the three months ended June 30, 1998. This increase primarily reflects an increase in promotional support for the Company's shaving blade products. Amortization of goodwill and other intangible assets increased $0.6 million to $1.3 million for the pro forma three months ended June 30, 1999, over the three months ended June 30, 1998, reflecting increased amortization of intangible assets related to the acquisition. Interest expense also increased $2.0 million for the pro forma three months ended June 30, 1999, to $5.1 million over the three months ended June 30, 1998, due primarily to increased interest expense, commitment fees and amortization of deferred loans fees associated with debt incurred in connection with the acquisition.

As of June 30, 1999, approximately $0.9 million remained as an accrued expense on our balance sheet related to the Company's special charges which is expected to be substantially paid or utilized for asset impairment during the remainder of 1999.

In connection with the acquisition transaction the Predecessor incurred approximately $11.4 million in transaction expenses related primarily to (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the acquisition, including legal and other advisory fees, and
(iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.

Costs of $0.7 million (net of tax benefit) associated with the purchase of the Senior Notes and repayment of the Terminated Credit Facility (see Note D) are reflected in the Company's consolidated statement of operations as an extraordinary item.

The Company's effective income tax rate was (22.0)% for the pro forma three months ended June 30, 1999, versus 39.7% for the three months ended June 30, 1998, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain nondeductible transaction expenses and state income taxes, net of the federal tax benefit.


Pro Forma Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 1999

The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from January 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to June 30, 1999. The acquisition, and the related financing transactions, are assumed to have occurred on January 1, 1999. The pro forma condensed consolidated statement of operations for the six months ended June 30, 1999, is not necessarily indicative of the results of operations that would have occurred for the six months ended June 30, 1999, had the acquisition and relating financing transactions occurred on January 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                         Six Months Ended June 30, 1999
                                 (In Thousands)



                               Predecessor                 Predecessor      Company
                               Historical                    Pro Forma     Historical                     Company
                               Period from                  Period From   Period From                   Pro Forma
                            January 1, 1999               January 1, 1999 April 24, 1999               Three Months
                               to April 23,    Pro Forma    to April 23,  to June 30,    Pro Forma          Ended
                                  1999        Adjustments        1999          1999      Adjustments   June 30, 1999
                            ---------------   -----------  -------------  -------------  -----------   -------------

Net sales                          $87,591                     $87,591       $59,942     $      -        $147,533
Cost of sales:
   Other costs                      58,520        $  431 (a)    58,951        38,185            -          97,136
   Purchase accounting
      adjustment
      to inventory                       -         9,008 (b)     9,008         9,008       (9,008)(b)       9,008
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Gross profit                     29,071        (9,439)       19,632        12,749        9,008          41,389

Selling, general and
   administrative
   expenses                         21,429            68 (c)    21,497        13,130            -          34,627
Amortization of intangibles            835           774 (d)     1,609           919            -           2,528
Transaction expenses                11,440             -        11,440             -            -          11,440
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Operating loss                   (4,633)      (10,281)      (14,914)       (1,300)       9,008          (7,206)

Interest expense                     3,907         2,006 (e)     5,913         3,972         (138)(g)       9,747
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Income (loss) before income
      taxes and
      extraordinary item            (8,540)      (12,287)      (20,827)       (5,272)       9,146         (16,953)

Income taxes (benefit)                (842)       (4,757)(f)    (5,599)       (1,547)       3,631 (f)      (3,515)
                            ---------------   -----------  -------------  -------------  -----------   -------------

   Income (loss) before
      extraordinary item           $(7,698)      $(7,530)     $(15,228)      $(3,725)      $5,515        $(13,438)
                            ===============   ===========  =============  =============  ===========   =============


(a) Adjustment to provide pro forma depreciation expense resulting from the application of purchase accounting adjustments computed based on the remaining useful lives of plant and equipment ranging from 3 to 26 years.

(b) Adjustment to reflect the impact on cost of sales of the purchase accounting adjustment to inventory assuming the acquisition occurred on January 1, 1999.

(c) Adjustment to reflect the elimination of amortization of unrecognized prior service cost and unrecognized gains related to the Company's pension and postretirement benefit plans.

(d) Adjustment to reflect the elimination of $705 of amortization related to historical goodwill and record pro forma amortization of $1,479 related to intangible assets including goodwill, trademarks and patents recorded in connection with the acquisition. Goodwill and trademarks are being amortized over a 40-year useful life and patents are being amortized over a 15-year useful life. These periods are believed by management to be reasonable based on the expected lives of the underlying processes, products, and equipment assumed to be acquired.

(e) Adjustment to reflect (i) the elimination of historical interest expense of $494 related to the Predecessor's credit facilities, loan commitment fees, and the amortization of deferred financing costs, (ii) pro forma amortization of $329 for the $7,606 in deferred financing costs incurred in connection with the financing, amortized over the respective lives of the Company's credit facilities, and (iii) pro forma interest expense of $2,171 on the Company's credit facilities related to the balances assumed to be outstanding on January 1, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on January 1, 1999, includes $5,000 under the revolving credit facility and $88,000 under the Term Loan Facility. In addition, the purchase of $30,700 in Senior Notes on June 10, 1999, was assumed to occur on January 1, 1999.

(f) Adjustment to reflect the income tax consequences of the pro forma adjustments computed at the statutory rate of 39.7% excluding the net adjustment for goodwill of $305 which is not tax deductible.

(g) Adjustment  to  reflect  (i)  pro  forma  interest  expense  of  $261 on the
    Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (d) above, and (ii) the pro forma interest expense reduction of $399 related to the $30,700,000 in Senior Notes which were assumed to be purchased on April 24, 1999.


Pro Forma Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Sales. Net sales for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $147.5 million and $140.3 million, respectively, an increase of $7.2 million, or 5%.

Razors and Blades. Net sales of our razors and blades segment for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $95.5 million and $84.4 million, respectively, an increase of $11.1 million, or 13%.

Net sales of shaving razors and blades for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $61.9 million and $53.7 million, respectively, an increase of $8.2 million, or 15%. Net sales of domestic value branded shaving products increased 54% rebounding from weak sales during the 1998 first half, reflecting sales gains relating to an increase in promotional programs with several customers, the launch of the new Tri-Flexxx shaving product and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products decreased 3% due primarily to reduced promotional support by certain customers. Net sales of shaving products in international markets increased 8% (net of a 3% negative impact of unfavorable exchange rates) reflecting stronger sales, primarily in the United Kingdom, Europe, Puerto Rico and the Caribbean which were somewhat offset by weaker sales in Africa and Latin America.

Net sales of blades and bladed hand tools for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $25.7 million and $22.6 million, respectively, an increase of $3.1 million, or 14%. This growth primarily reflects increased sales of the Company's Personna(R) and American Line(TM) brands of products as a result of new distribution gains.

Net sales of specialty industrial and medical blades for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $7.9 million and $8.1 million, respectively, a decrease of $0.2 million, or 2%. Sales of specialty industrial products decreased 12% due primarily to inventory adjustments by certain customers and mix shifts to lower priced blade products. Additionally, certain of the Company's distributors experienced increased competition in their serviced niche markets. Sales of medical products increased 7% due primarily to increased distribution of certain products.

Cotton and Foot Care. Net sales of cotton and foot care products for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $39.1 million and $43.5 million, respectively, a decrease of $4.4 million or 10%. This decrease results primarily from issues related to the continuing integration and reorganization of the Company's cotton operations which have led to delays in shipping products to customers and in turn reduced promotional activity and volume with certain customers.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the pro forma six months ended June 30, 1999, and for the six months ended June 30, 1998, were $12.9 million and $12.4 million, respectively, an increase of $0.5 million or 4%. This increase results primarily from increased sales to certain of the Company's pharmaceutical/skin care customers.

Gross Profit. Gross profit decreased $1.9 million to $41.4 million for the pro forma six months ended June 30, 1999, from $43.3 million for the six months ended June 30, 1998. As a percentage of net sales, gross profit was 28.1% for the pro forma six months ended June 30, 1999, and 30.9% for the six months ended June 30, 1998. Excluding the purchase accounting adjustment to inventory of $9.0 million, gross profit increased $7.1 million to $50.4 million for the six months ended June 30, 1999, from $43.3 million for the six months ended June 30, 1998, and as a percentage of net sales, gross profit was 34.2% for the pro forma six months ended June 30, 1999, and 30.9% for the six months ended June 30, 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. Soap margins improved due to favorable product mix and lower material costs for certain raw materials. This improvement in blade and soap margins was somewhat offset by increased depreciation expense resulting from the acquisition and by lower margins in the Company's cotton operations due to increased distribution costs and higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the cotton operations.

Operating and Other Expenses. Selling, general and administrative expenses were 23.5% of net sales for the pro forma six months ended June 30, 1999, compared to 21.5% for the six months ended June 30, 1998. This increase primarily reflects an increase in promotional support for the Company's shaving blade products. Amortization of goodwill and other intangible assets increased $1.2 million to $2.5 million for the pro forma six months ended June 30, 1999, from $1.3 million for the six months ended June 30, 1998, reflecting increased amortization of intangible assets related to the acquisition. Interest expense increased $3.6 million to $9.7 million for the pro forma six months ended June 30, 1999, from $6.1 million for the six months ended June 30, 1998, due primarily to increased interest expense, commitment fees and amortization of deferred loan fees associated with debt incurred in connection with the acquisition.

As of June 30, 1999, approximately $0.9 million remained as an accrued expense on our balance sheet related to the Company's special charges which is expected to be substantially paid or utilized for asset impairment during the remainder of 1999.

In connection with the acquisition transaction the Predecessor incurred approximately $11.4 million in transaction expenses related primarily to (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the acquisition, including legal and other advisory fees, and
(iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.

Costs of $0.7 million (net of tax benefit) associated with the purchase of the Senior Notes and repayment of the Terminated Credit Facility (see Note D) are reflected in the Company's consolidated statement of operations as an extraordinary item.

The Company's effective income tax rate was (20.7)% for the pro forma six months ended June 30, 1999, and 39.7% for the six months ended June 30, 1998, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain non-deductible transaction expenses and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flow from operating activities and borrowings under its revolving credit facility and Term Loan Facility. Net cash provided by operating activities amounted to $2.4 million for the period from April 24, 1999, to June 30, 1999, and net cash used in operating activities amounted to $5.3 million for the period from January 1, 1999, to April 23, 1999, primarily reflecting the payment of transaction expenses of $11.4 million. Net cash used in investing activities related to capital expenditures of $1.4 million for the period from April 24, 1999 to June 30, 1999, and net cash used in investing activities related to capital expenditures of $3.6 million for the period from January 1, 1999 to April 23, 1999. Net cash used in financing activities resulted from net repayment of debt of $1.0 million for the period from April 24, 1999 to June 30, 1999, and net cash provided by financing activities resulted from net borrowings of $39.5 million which was reduced by deferred loan fees of $7.6 million and $24.2 million in net advances to the Company's parent for the period from January 1, 1999 to April 23, 1999.

At June 30, 1999, the Company had approximately $20 million available for future borrowings under its revolving credit facility and approximately $77 million available for future borrowings under its Term Loan Facility. Effective July 5, 1999, the Company permanently reduced the amount available for future borrowings under its

Term Loan Facility by $52.5 million to $112.5 million which represents the amount of borrowings outstanding under the Term Loan Facility on July 8, 1999.

The Credit Agreement limits the ability of the Company, among other limitations, to incur certain additional indebtedness, places certain restrictions on the payment of dividends and limits the amount of annual capital expenditures. The Credit Agreement also contains certain financial covenants which require the Company, among other requirements, to meet certain financial ratios relating to leverage, fixed charges and interest coverage.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 1999 and June 30, 1998. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.


Interest Rate Risk

At June 30, 1999, the Company carried $166.2 million of outstanding debt on its books, with $93.8 million of that total held at variable interest rates. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the six months ended June 30, 1999 and 1998, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on June 30, 1999, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $3.5 million.


Foreign Currency Risk

The Company sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures in major currencies. The Company has entered into currency option contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at June 30, 1999 was not material to the Company's earnings, cash flow and financial position.


Merger

Effective April 23, 1999, RSA Acquisition Corporation ("Acquisition"), an affiliate of "J.W. Childs", completed its $14.20 per share cash tender offer for all outstanding shares of the Predecessor in accordance with a February 12, 1999 merger agreement upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). On July 1, 1999, following completion of the offer, there remain approximately 266,601 American Safety Razor shares outstanding. RSA Acquisition Corp. and American Safety Razor completed a merger transaction pursuant to which RSA Acquisition Corp. will acquire these remaining shares of American

Safety Razor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer excluding the cost to redeem stock options, once all of the common stock is tendered, is approximately $173.0 million.

Following the merger, the Company is the surviving corporation and is a direct, wholly- owned subsidiary of RSA Holdings, which is wholly-owned by J.W. Childs, its affiliates and Company management.

Subsequent to the acquisition and pursuant to the terms of its Indenture, the Company made an offer to purchase its 9 7/8 Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In response thereto, $30.7 million of the Existing Notes were properly tendered and retired by the Company.

The Company has accounted for the acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to the assets acquired and liabilities assumed. The total purchase price of approximately $172,964,000 was allocated to the acquired assets and assumed liabilities based on preliminary estimates of their respective fair values at April 23, 1999 as follows:

          Working capital                                      $  77,908,000
          Property, plant and equipment                           93,973,000
          Intangible assets, including goodwill                  177,113,000
          Prepaid pension and other assets                        46,861,000
          Long-term debt                                        (163,685,000)
          Other liabilities                                      (59,206,000)
                                                               -------------
                                                                $172,964,000
                                                                ============

These preliminary estimates are subject to change as they are based on preliminary appraisals and as certain of the Company's business plans become finalized.

As a result of the acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the acquisition are not comparable to the Predecessor's financial statements for the period prior to the acquisition. As a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets increased and the Company adjusted the carrying value of acquired inventories to reflect their fair market value, which adjustment was written off in the April 24, 1999 to June 30, 1999 reporting period. In addition, certain fees and expenses incurred relating to the above transactions were expensed in the period in which the transactions were completed and are included in the Predecessor's consolidated statement of operations in the caption "Transaction expenses".

The primary components of this caption are (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the acquisition, including legal and other advisory fees, and (iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.


Contingencies

Refer to Note H - Contingencies to the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this new standard is not expected to have a material effect on our consolidated results of operations or financial position.

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

We have completed the Assessment, Strategy, Remediation and Testing phases for substantially all of our information technology and non-information technology system components. The implementation phase has been completed for all mission-critical systems.

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

We are currently linked with 159 customers for exchange of documents using the Corporate EDI (electronic data interchange) system. Our EDI software has been upgraded to a Year 2000 compliant version that is now capable of supporting ANSI standard version 4010, which provides for a 4 digit year and is the version which many of our EDI customers are adopting prior to the Year 2000. EDI transactions with a 2 digit year have also been tested and will continue to be supported for those customers who elect not to convert to a 4 digit year. Approximately 70% of the 159 EDI customers have now been implemented on 4010. Testing with EDI customers will continue through the remainder of 1999.

All personal computers have been Year 2000 compliance tested and are Year 2000 ready from a hardware standpoint. All PC software is scheduled to be updated to the latest Year 2000 patch levels by December 31,

1999.

Our U.S., Canada and U.K. payroll systems are Year 2000 compliant and we expect all of our remaining international payroll systems will be compliant by the end of 1999.

We have assessed the Year 2000 readiness of non-information technology systems and equipment which may include embedded technology such as micro-controllers. Our manufacturing, assembly, and packaging machines, operating in each of our razors and blades, cotton and foot care and custom bar soap segments were tested and are now Year 2000 ready.

Our "worst-case" scenario at the present time is the disruption of business operations as the result of supplier Year 2000 related failures, which would impair their ability to adequately provide us with products or services. Our business processes depend on our material suppliers as well as our infrastructure suppliers in areas such as electricity, water, gas, communications and transportation. Year 2000 related failures by suppliers could adversely affect business operations including payroll, manufacturing processes, product distribution, material ordering, customer-order processing and other support functions dependent on the affected supplier. While we have a limited ability to test and control our suppliers' and other third parties' Year 2000 readiness, we are contacting major suppliers and other critical third parties to obtain information as to their Year 2000 readiness. Razors and blades and cotton and foot care suppliers were surveyed regarding Year 2000 issues and all key suppliers have indicated they plan to be compliant during 1999. The custom bar soap business held a meeting with its top suppliers during the second quarter of 1999 for a Year 2000 readiness review.

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

Since most of our Year 2000 issues are being addressed through normal planned upgrades, incremental external Year 2000 costs are expected to be minimal, approximating $115,000. To date, the Company has spent approximately $95,000, of which approximately $25,000 was spent during the second quarter of 1999. The remaining balance of $20,000 is planned to be spent during the third quarter of 1999.

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

          a.   Exhibits - Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K: On May 7, 1999, the Registrant filed a report on Form 8-K reporting that on April 23, 1999, RSA Acquisition Corp. (the "Purchaser"), a wholly owned subsidiary of RSA Holdings Corp. of Delaware (the "Parent"), an affiliate of J.W. Childs Equity Partners II, L.P. ("JWCP"), completed its previously announced tender offer (the "Offer") for all the outstanding shares of common stock of American Safety Razor Company (the "Company") pursuant to the provisions of the Agreement and Plan of Merger, dated as of February 12, 1999 (as amended from time to time, the "Merger Agreement") among the Parent, the Purchaser and the Company.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN SAFETY RAZOR COMPANY




August 4, 1999                         By /s/James D. Murphy
-------------------------                 --------------------------------
Date                                       James D. Murphy
                                           President




August 4, 1999                         By /s/Thomas G. Kasvin
-------------------------                 --------------------------------
Date                                       Thomas G. Kasvin
                                           Senior Vice President
                                           Chief Financial Officer