Form 10-Q
period 1999-09-30
AMERICAN SAFETY RAZOR CO
filed 1999-11-08
CIK 750339

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended September 30, 1999

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE  ACT OF 1934
         For  the  transition  period  from ________ to ___________


                        Commission File Number 000-21952


                          AMERICAN SAFETY RAZOR COMPANY
             (Exact name of registrant as specified in its charter)



         Delaware                                     54-1050207
         --------                                     ----------
(State of incorporation)               (I.R.S. Employer Identification Number)


One Razor Blade Lane, P.O. Box 979,
   Verona, Virginia 24482-0979                      (540) 248-8000
   ---------------------------                      --------------
(Address of principal executive             Registrant's telephone number
  offices, including zip code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes [x] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1999.


            Class                            Outstanding at November 2, 1999
            -----                            -------------------------------

Common Stock, $.01 Par Value                          12,110,349

                          AMERICAN SAFETY RAZOR COMPANY


                                      Index


                                                                    Page Number
                                                                    -----------

Part I.           Financial Information

    Item 1.       Financial Statements

                  Condensed Consolidated Balance Sheets                   1

                  Condensed Consolidated Statements of
                  Operations (Unaudited)                                  3

                  Condensed Consolidated Statements of
                  Comprehensive Income (Unaudited)                        4

                  Condensed Consolidated Statements of
                  Cash Flows (Unaudited)                                  5

                  Notes to Condensed Consolidated
                  Financial Statements (Unaudited)                        6

    Item 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    21

    Item 3.       Quantitative and Qualitative Disclosure of
                  Market Risk                                            30


Part II.          Other Information

    Item 1.       Legal Proceedings                                      30

    Item 6.       Exhibits and Reports on Form 8-K                       30

Signatures                                                               31

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)




                                              Company           Predecessor
                                            ------------        -----------
                                            September 30,       December 31,
                                                1999               1998
                                            ------------        -----------
                                            (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                 $   7,566          $  3,453
    Accounts receivable, net                     46,666            44,498
    Inventories                                  56,862            54,029
    Income taxes receivable                       1,399               989
    Deferred income taxes                         6,808             5,108
    Prepaid expenses                              1,876             2,340
                                            ------------        -----------
        Total current assets                    121,177           110,417

Property and equipment                           97,654           124,814
Less accumulated depreciation                    (5,211)          (50,149)
                                            ------------        -----------
                                                 92,443            74,665

Intangible assets, net:
    Goodwill, trademarks and patents            165,534            68,446
    Other                                         7,213             3,365
                                            ------------        -----------
                                                172,747            71,811

Prepaid pension cost and other                   23,812             6,004
                                            ------------        -----------



Total assets                                   $410,179          $262,897
                                            ============        ===========




See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                   Company        Predecessor
                                                 ------------     -----------
                                                 September 30,    December 31,
                                                     1999            1998
                                                 ------------     -----------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $  12,777        $ 14,269
    Accrued expenses and other                       24,778          19,968
    Current maturities of long-term obligations       8,205           3,852
                                                 ------------     -----------
        Total current liabilities                    45,760          38,089

Long-term obligations                               177,549         123,481
Retiree benefits and other                           26,144          25,163
Deferred income taxes                                33,493           6,610
                                                 ------------     -----------
Total liabilities                                   282,946         193,343
                                                 ------------     -----------

Stockholders' equity:
    Common Stock,  $.01 par  value,  25,000,000
        shares  authorized;  12,110,349
        shares issued and outstanding at
        September 30, 1999 (12,110,049 at
        December 31, 1998)                              121             121
    Additional paid-in capital                      172,843          65,905
    Advances to parent, net                         (42,938)              -
    Retained earnings (accumulated deficit)          (3,077)          4,457
    Accumulated other comprehensive income (loss)       284            (929)
                                                 ------------     -----------
                                                    127,233          69,554
                                                 ------------     -----------

Total liabilities and stockholders' equity         $410,179        $262,897
                                                 ============     ===========



See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                                      Company    Predecessor   Company      Predecessor
                                                     --------     --------    --------   -------------------
                                                                               Period     Period
                                                       Three       Three        from       from        Nine
                                                      Months       Months     April 24,  January 1,   Months
                                                       Ended       Ended       1999 to   1999 to      Ended
                                                     September    September   September  April 23,  September
                                                     30, 1999     30, 1998    30, 1999     1999     30, 1998
                                                     --------     --------    --------   --------   --------


Net sales                                             $86,080     $80,171     $146,022   $87,591    $220,433
Cost of sales:
    Other costs                                        54,913      53,269       93,098    58,520     150,223
    Purchase accounting adjustment to inventory             -           -        9,008         -           -
                                                     --------     --------    --------   --------   --------
    Gross profit                                       31,167      26,902       43,916    29,071      70,210

Selling, general and administrative expenses           21,283      17,006       34,413    21,429      47,117
Amortization of intangibles                             1,266         632        2,185       835       1,896
Special charge                                              -           -            -         -       1,003
Transaction expenses                                        -           -            -    11,440           -
                                                     --------     --------    --------   --------   --------
    Operating income (loss)                             8,618       9,264        7,318    (4,633)     20,194

Interest expense                                        6,514       3,124       10,486     3,907       9,273
                                                     --------     --------    --------   --------   --------
    Income (loss) before income taxes
        and extraordinary item                          2,104       6,140       (3,168)   (8,540)     10,921

Income taxes (benefit)                                    845       2,438         (702)     (842)      4,336
                                                     --------     --------    --------   --------   --------
    Income (loss) before extraordinary item             1,259       3,702       (2,466)   (7,698)      6,585

Extraordinary item, net of income tax benefit               -           -          611        118          -
                                                     --------     --------    --------   --------   --------
Net income (loss)                                      $1,259      $3,702      $(3,077)  $(7,816)     $6,585
                                                     ========     ========    ========   ========   ========
Basic earnings per share:
    Income (loss) before extraordinary item             $0.10       $0.31       $(0.20)   $(0.64)      $0.54
    Extraordinary item                                      -           -        (0.05)    (0.01)          -
                                                     --------     --------    --------   --------   --------
    Net income (loss)                                   $0.10       $0.31       $(0.25)   $(0.65)      $0.54
                                                     ========     ========    ========   ========   ========
    Weighted average number of shares outstanding      12,110      12,110       12,110    12,110      12,107
                                                     ========     ========    ========   ========   ========

Diluted earnings per share:
    Income (loss) before extraordinary item             $0.10       $0.30       $(0.20)   $(0.63)      $0.54
    Extraordinary item                                      -           -        (0.05)    (0.01)          -
                                                     --------     --------    --------   --------   --------
    Net income (loss)                                   $0.10       $0.30       $(0.25)   $(0.64)      $0.54
                                                     ========     ========    ========   ========   ========
    Weighted average number of shares outstanding      12,110      12,169       12,116    12,198      12,246
                                                     ========     ========    ========   ========   ========



See accompanying notes.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)


                                                      Company    Predecessor   Company      Predecessor
                                                     --------     --------    --------   -------------------
                                                                               Period     Period
                                                       Three       Three        from       from        Nine
                                                      Months       Months     April 24,  January 1,   Months
                                                       Ended       Ended       1999 to   1999 to      Ended
                                                     September    September   September  April 23,  September
                                                     30, 1999     30, 1998    30, 1999     1999     30, 1998
                                                     --------     --------    --------   --------   --------

Net income (loss)                                      $1,259       $3,702     $(3,077)   $(7,816)    $6,585
Other comprehensive income (loss):
   Foreign currency translation adjustments               594          442         284       (116)       391
                                                     --------     --------    --------   --------   --------
Comprehensive income (loss)                            $1,853       $4,144     $(2,793)   $(7,932)    $6,976
                                                     ========     ========    ========   ========   ========




See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                             Company           Predecessor
                                             -------     ----------------------
                                             Period        Period
                                              from          from         Nine
                                            April 24,     January 1,    Months
                                             1999 to       1999 to      Ended
                                            September     April 23,    September
                                            30, 1999        1999       30, 1998
                                            --------      --------     --------

Operating activities
Net income (loss)                            $(3,077)     $(7,816)      $6,585
Adjustments to reconcile net income
  (loss) to net cash provided by
    operating activities:
        Extraordinary item                       611          118            -
        Depreciation and amortization          7,324        4,105        9,000
        Amortization of financing costs        2,867          180          406
        Retiree benefits and other              (642)        (719)        (451)
        Deferred income taxes                 (3,438)         232        1,035
        Changes in operating assets
          and liabilities:
             Accounts receivables             (9,878)       7,710          206
             Inventories                      12,653       (7,748)      (2,799)
             Income taxes receivable           2,268       (2,252)        (335)
             Prepaid expenses                     90          205       (1,098)
             Accounts payable                 (3,215)       1,723        2,907
             Accrued and other expenses        4,022       (1,072)      (2,860)
             Income taxes payable                  -            -       (4,024)
                                            --------      --------     --------
Net cash provided by (used in)
  operating activities                         9,585       (5,334)       8,572

Investing activities
Capital expenditures                          (3,609)      (3,638)      (8,635)
Acquisitions, net of cash acquired                 -            -         (571)
Other                                            (74)          49          (34)
                                            --------      --------     --------
Net cash used in investing activities         (3,683)      (3,589)      (9,240)

Financing activities
Repayment of long-term obligations           (39,217)     (25,846)      (9,866)
Proceeds from borrowings                      57,797       65,337       11,818
Deferred loan fees                              (395)      (7,606)           -
Proceeds from exercise of stock options            -            2          104
Advances to parent, net                      (18,783)     (24,155)           -
                                            --------      --------     --------
Net cash (used in) provided
  from financing activities                     (598)       7,732        2,056
                                            --------      --------     --------
Net increase (decrease) in cash
  and cash equivalents                         5,304       (1,191)       1,388
Cash and cash equivalents,
  beginning of period                          2,262        3,453        1,434
                                            --------      --------     --------
Cash and cash equivalents, end of period      $7,566       $2,262       $2,822
                                            ========      ========     ========

See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the period January 1, 1999 to April 23, 1999 for American Safety Razor Company prior to its acquisition by RSA Acquisition Corporation (the "Predecessor"), an affiliate of J.W. Childs Equity Partners II, L.P. ("J.W. Childs") and the period April 24, 1999 to September 30, 1999 for the American Safety Razor Company (the "Company") subsequent to the acquisition, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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


NOTE B - INVENTORIES

Classifications of inventories under LIFO as of December 31, 1998 are as follows:

                                                            December 31, 1998
                                                            -----------------
                                                              (In thousands)

Raw materials                                                    $18,797
Work-in-process                                                    6,612
Finished goods                                                    25,070
Operating supplies                                                 3,475
                                                                --------
                                                                  53,954
Excess of LIFO inventory value over current cost                      75
                                                                --------
                                                                 $54,029
                                                                ========

In connection with the acquisition the Company's new owners adopted the first-in, first-out ("FIFO") method of valuation of inventories and the classification of these inventories as of September 30, 1999, are as follows:

                                                         September 30, 1999
                                                         ------------------
                                                          (In thousands)

Raw materials                                                 $22,587
Work-in-process                                                 5,363
Finished goods                                                 25,302
Operating supplies                                              3,610
                                                              -------
                                                              $56,862
                                                              =======

NOTE C - SPECIAL CHARGES

In March 1998, the Company recorded a special charge of approximately $1,003,000 related to the shutdown of the Company's cotton operations in Sparks, Nevada and employee terminations.

The following table provides information about the changes in the Company's accrued special charges, including the special charges discussed above, for the nine months ended September 30, 1999:

                                            Remaining         Accruals                      Remaining
                                           Balance at       (Reversals)    Charges in       Balance at
                                         January 1, 1999      in 1999          1999      September 30, 1999
                                         ---------------    -----------    -----------   ------------------
Discontinuation of product line:
   Contract termination                   $   500,000       $        -    $ 517,000       $ (17,000)
   Excess inventory and deferred charges      500,000          200,000            -         700,000
Severance and employee benefits               603,000         (200,000)     337,000          66,000
                                          -----------       ----------    ---------       ---------
                                          $ 1,603,000       $        -    $ 854,000       $ 749,000
                                          ===========       ==========    =========       =========


Amounts remaining at September 30, 1999 are included in accrued expenses in the accompanying condensed consolidated balance sheets. Substantially all of the remaining payments and asset write-offs are expected to occur during the remainder of 1999.

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

In connection with the purchase of the Senior Notes, the Company paid a premium over par and wrote-off deferred financing costs in the aggregate gross amount of $969,000. These expenses, net of the related tax benefit of $358,000, are reflected in the Company's consolidated statement of operations in the caption "Extraordinary item" for the period from April 24, 1999 to September 30, 1999.

In addition, the Company wrote-off deferred financing costs, in the aggregate gross amount of $186,000 in connection with the termination of the Terminated Credit Facility. These expenses, net of the related tax benefit of $68,000, are also reflected in the Company's consolidated statement of operations in the caption "Extraordinary item" for the period from April 1, 1999 to April 23, 1999.

At September 30, 1999, the Company had outstanding borrowings under the Term Loan Facility of $112,500,000 and no borrowings were outstanding under the revolving credit facility. At September 30 1999, the Company had approximately $25 million available for future borrowings under its revolving credit facility. Effective July 5, 1999, the Company permanently reduced the amount available for future borrowings under its Term Loan Facility by $52.5 million to $112.5 million which represents the amount of borrowings outstanding under the Term Loan Facility at September 30, 1999. In connection with the reduction in the Term Loan Facility, the Company wrote off deferred financing costs in the aggregate amount of $2.2 million. These expenses are reflected in the Company's consolidated statement of operations in the caption, "Interest expense" for the three months ended September 30, 1999.

In October 1999, the Company entered into an interest rate cap agreement and an interest rate swap agreement with the bank. The interest rate cap agreement covers $28,125,000 of variable rate debt, has an interest rate cap of 6.5% over a 3 month LIBOR period and expires in October 2001. The interest rate swap agreement also covers $28,125,000 of variable rate debt and expires in October 2001. Under the terms of this agreement, the interest rate is fixed at 5.98% over a 3 month LIBOR period as long as the 3 month LIBOR remains below 6.5%. If the 3 month LIBOR is greater than or equal to 6.5%, but less than or equal to 7.00% then no payment is required by the Company or the bank. If the 3 month LIBOR is greater than 7.00%, the swap becomes a cap at an interest rate of 7.00%.


NOTE E - EARNINGS PER SHARE

The difference between the weighted average number of shares outstanding for computing basic earnings per share and diluted earnings per share related to the Predecessor's employee stock options outstanding which were assumed to be converted for the diluted earnings per share calculation when the average market price of the Predecessor's common stock for the period exceeded the exercise price of the employee stock options which were outstanding.

In connection with the acquisition described in Note G, the Company, on April 30, 1999, redeemed all of its then outstanding stock options for aggregate consideration of $1.2 million.


NOTE F - SEGMENT INFORMATION

                                     Company                 Predecessor
                                  ---------------          ----------------
                                   Three Months              Three Months
                                  Ended September           Ended September
                                     30, 1999                  30, 1998
                                  ---------------          ----------------
                                 Net       Operating       Net       Operating
                                Sales       Income        Sales       Income
                                -----       ------        -----       ------
                                                (In Thousands)

Razors and Blades               $54,727       $7,081     $51,361       $7,871
Cotton and Foot Care             23,468          650      22,357        1,140
Custom Bar Soap                   7,885          887       6,453          253
                                -------       ------     -------       ------
                                $86,080        8,618     $80,171        9,264
                                =======                  =======
Interest expense                               6,514                    3,124
                                              ------                   ------
Income before income taxes
   and extraordinary item                     $2,104                   $6,140
                                              ======                   ======

                                                Company                             Predecessor
                                         ---------------------       ----------------------------------------------
                                              Period from                Period from              Nine months
                                           April 24, 1999 to          January 1, 1999 to        Ended September
                                          September 30, 1999             April 23, 1999             30, 1998
                                         ---------------------       --------------------    ----------------------
                                           Net       Operating        Net       Operating      Net       Operating
                                          Sales       Income         Sales       Income       Sales       Income
                                          -----       ------         -----       ------       -----       ------
                                                                        (In Thousands)

Razors and Blades                        $ 95,059     $ 5,220        $55,189     $(4,673)    $135,765      $15,883
Cotton and Foot Care                       37,034         499         25,551         258       65,841        3,384
Custom Bar Soap                            13,929       1,599          6,851        (218)      18,827          927
                                         --------    --------        -------     --------    --------      -------
                                         $146,022       7,318        $87,591      (4,633)    $220,433       20,194
                                         ========                    =======                 ========
Interest expense                                       10,486                      3,907                     9,273
                                                     --------                   --------                   -------
Income (loss) before income taxes
   and extraordinary item                             $(3,168)                   $(8,540)                  $10,921
                                                     ========                    =======                  ========


                                                    Total Assets
                                                    ------------
                                                      September
                                                      30, 1999
                                                      --------

Razors and Blades                                     $308,480
Cotton and Foot Care                                    61,726
Custom Bar Soap                                         39,973
                                                      --------
                                                      $410,179
                                                      ========


NOTE G - MERGER

Effective April 23, 1999, RSA Acquisition Corporation ("Acquisition"), an affiliate of "J.W. Childs", completed its $14.20 per share cash tender offer for all outstanding shares of the Predecessor in accordance with a February 12, 1999 merger agreement upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). Following completion of the offer, there remained approximately 266,601 American Safety Razor shares outstanding. On July 1, 1999, RSA Acquisition Corp. and American Safety Razor completed a merger transaction pursuant to which RSA Acquisition Corp. acquired these remaining shares of American Safety Razor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer excluding the cost to redeem stock options, including all of the common stock tendered, was approximately $173.0 million.

Following the merger, the Company became the surviving corporation and is a direct, wholly- owned subsidiary of RSA Holdings, which is wholly-owned by J.W. Childs, its affiliates and Company management.

Subsequent to the acquisition and pursuant to the terms of its Indenture, the Company made an offer to purchase all of its $100 million 9 7/8% Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In response thereto, $30.7 million of the Existing Notes were properly tendered and retired by the Company.

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

          Working capital                             $  77,054,000
          Property, plant and equipment                  93,973,000
          Intangible assets, including goodwill         177,967,000
          Prepaid pension and other assets               46,861,000
          Long-term debt                               (163,685,000)
          Other liabilities                             (59,206,000)
                                                       ------------
                                                       $172,964,000
                                                       ============

These preliminary estimates are subject to change as they are based on preliminary appraisals and as certain of the Company's business plans become finalized.

As a result of the acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the acquisition are not comparable to the Predecessor's financial statements for the period prior to the acquisition. As a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets increased and the Company adjusted the carrying value of acquired inventories to reflect their fair market value, which adjustment was written off in the April 24, 1999 to September 30, 1999 reporting period. In addition, certain fees and expenses incurred relating to the above transactions were expensed in the period in which the transactions were completed and are included in the Predecessor's consolidated statement of operations in the caption "Transaction expenses".

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


NOTE H - CONTINGENCIES

During 1998 the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from a number of customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. The Company has received written notice of claims for damages in the aggregate amount of approximately $2.5 million which the Company believes primarily relates to alleged lost sales and merchandise damage, and has been advised by one customer that it intends to make claims for damages that "will run into the millions of dollars." It is possible that additional damage claims might be forthcoming. To date, none of these claims have been substantiated. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

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

The following condensed consolidating financial information presents condensed consolidating financial statements as of September 30, 1999 (the Company) and December 31, 1998 (Predecessor), for the period from April 24, 1999 to September 30, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999 (Predecessor), and for the nine months ended September 30, 1998 (Predecessor), of American Safety Razor Company - the parent company, the guarantor subsidiaries, the non-guarantor subsidiaries, and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.

               Condensed Consolidating Balance Sheets (Unaudited)

                               September 30, 1999

                                 (In thousands)


                                                                              Company
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------  ------------ ------------  ------------  ------------
Assets
Current assets:
   Cash and cash equivalents                      $   5,402     $     182   $   1,982    $        -     $   7,566
   Accounts receivables, net                         21,161        12,167      13,576          (238)       46,666
   Advances receivable--subsidiaries                 36,731             -       5,459       (42,190)            -
   Inventories                                       31,903        14,182      11,956        (1,179)       56,862
   Income taxes and prepaid expenses                  7,150         2,362         571             -        10,083
                                                  ---------     ---------   ---------    ----------     ---------
     Total current assets                           102,347        28,893      33,544       (43,607)      121,177

Property and equipment, net                          56,479        26,524       9,440             -        92,443
Intangible assets, net                              135,200        36,541       1,006             -       172,747
Prepaid pension cost and other                       15,571         8,220          21             -        23,812
Investment in subsidiaries                           62,898             -       3,222       (66,120)            -
                                                  ---------     ---------   ---------    ----------     ---------
     Total assets                                 $ 372,495     $ 100,178   $  47,233    $ (109,727)    $ 410,179
                                                  =========     =========   =========    ==========     =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                    $  21,571     $  11,365   $   4,620    $       (1)    $  37,555
   Advances payable--subsidiaries                         -        43,349           -       (43,349)            -
   Current maturities of long-term obligations        5,571         1,419       1,215             -         8,205
                                                  ---------     ---------   ---------    ----------     ---------
     Total current liabilities                       27,142        56,133       5,835       (43,350)       45,760

Long-term obligations                               177,347           202           -             -       177,549
Retiree benefits and other                           16,095        10,049           -             -        26,144
Deferred income taxes                                24,962         8,254         277             -        33,493
                                                  ---------     ---------   ---------    ----------     ---------
     Total liabilities                              245,546        74,638       6,112       (43,350)      282,946
                                                  ---------     ---------   ---------    ----------     ---------
Stockholders' equity
   Common Stock                                         121           485          88          (573)          121
   Additional paid-in capital                       172,843        24,940      39,834       (64,774)      172,843
   Advances to parent, net                          (42,938)            -           -             -       (42,938)
   Retained earnings (accumulated deficit)           (3,077)          115         918        (1,033)       (3,077)
   Accumulated other comprehensive
     income                                               -             -         281             3           284
                                                  ---------     ---------   ---------    ----------     ---------
                                                    126,949        25,540      41,121       (66,377)      127,233
                                                  ---------     ---------   ---------    ----------     ---------
     Total liabilities and stockholders' equity   $ 372,495     $ 100,178   $  47,233    $ (109,727)    $ 410,179
                                                  =========     =========   =========    ==========     =========

                     Condensed Consolidating Balance Sheets
                                December 31, 1998
                                 (In thousands)


                                                                          Predecessor
                                                 ------------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------  ------------ ------------  ------------  ------------
Assets
Current assets:
   Cash and cash equivalents                      $     (17)    $    106     $  3,364     $       -     $   3,453
   Accounts receivables, net                         18,717       12,315       13,704          (238)       44,498
   Advances receivable--subsidiaries                 48,543            -            -       (48,543)            -
   Inventories                                       30,108       13,349       11,604        (1,032)       54,029
   Income taxes and prepaid expenses                  6,216        1,578          643             -         8,437
                                                  ---------     --------     --------     ---------     ---------

     Total current assets                           103,567       27,348       29,315       (49,813)      110,417

Property and equipment, net                          41,656       24,068        8,941             -        74,665
Intangible assets, net                               49,027       20,601        2,183             -        71,811
Prepaid pension cost and other                        1,133        4,850           21             -         6,004
Investment in subsidiaries                           39,458            -        4,218       (43,676)            -
                                                  ---------     --------     --------     ---------     ---------

     Total assets                                 $ 234,841     $ 76,867     $ 44,678     $ (93,489)    $ 262,897
                                                  =========     ========     ========     =========     =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                    $  20,058     $  9,611     $  4,568     $       -     $  34,237
   Advances payable--subsidiaries                         -       43,283        4,703       (47,986)            -
   Current maturities of long-term obligations        1,030        1,380        1,442             -         3,852
                                                  ---------     --------     --------     ---------     ---------

     Total current liabilities                       21,088       54,274       10,713       (47,986)       38,089

Long-term obligations                               121,718        1,377          386             -       123,481
Retiree benefits and other                           15,169        9,994            -             -        25,163
Deferred income taxes                                 3,468        3,040          102             -         6,610
                                                  ---------     --------     --------     ---------     ---------

     Total liabilities                              161,443       68,685       11,201       (47,986)      193,343
                                                  ---------     --------     --------     ---------     ---------
Stockholders' equity
   Common Stock                                         121          485           87          (572)          121
   Additional paid-in capital                        65,905       15,662       27,173       (42,835)       65,905
   Retained earnings (accumulated deficit)            4,457       (7,965)      10,058        (2,093)        4,457
   Dividends                                          2,877            -       (2,877)            -             -
   Accumulated other comprehensive loss                  38            -         (964)           (3)         (929)
                                                  ---------     --------     --------     ---------     ---------
                                                     73,398        8,182       33,477       (45,503)       69,554
                                                  ---------     --------     --------     ---------     ---------
     Total liabilities and stockholders' equity   $ 234,841     $ 76,867     $ 44,678     $ (93,489)    $ 262,897
                                                  =========     ========     ========     =========     =========

          Condensed Consolidating Statements of Operations (Unaudited)
            For the Period from April 24, 1999 to September 30, 1999
                                 (In thousands)


                                                                                Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
Net sales                                           $77,406      $51,280      $27,890      $(10,554)     $146,022
Cost of sales:
     Other costs                                     40,310       42,103       21,239       (10,554)       93,098
     Purchase accounting adjustment
        to inventory                                  7,910          215          883             -         9,008
                                                   --------     --------     --------      --------       -------
Gross profit                                         29,186        8,962        5,768             -        43,916

Selling, general and
     administrative expenses                         23,413        6,299        4,701             -        34,413
Amortization of intangible assets                     1,606          565           14             -         2,185
                                                   --------     --------     --------      --------       -------
Operating income                                      4,167        2,098        1,053             -         7,318

Operating income (expense):
     Equity in earnings (losses) of affiliates        1,635            -         (602)       (1,033)            -
     Interest expense                                (9,477)      (1,874)         865             -       (10,486)
                                                   --------     --------     --------      --------       -------
Income (loss) before income taxes
     and extraordinary item                          (3,675)         224        1,316        (1,033)       (3,168)
Income taxes (benefit)                               (1,209)         109          398             -          (702)
                                                   --------     --------     --------      --------       -------

Income (loss) before extraordinary item              (2,466)         115          918        (1,033)       (2,466)
Extraordinary item                                      611            -            -             -           611
                                                   --------     --------     --------      --------       -------
Net income (loss)                                   $(3,077)        $115         $918       $(1,033)      $(3,077)
                                                   ========     ========     ========      ========       =======

          Condensed Consolidating Statements of Operations (Unaudited)
              For the Period from January 1, 1999 to April 23, 1999
                                 (In thousands)

                                                                            Predecessor
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
Net sales                                           $46,889      $32,731      $17,136       $(9,165)      $87,591
Cost of sales                                        26,237       28,514       12,934        (9,165)       58,520
                                                   --------     --------     --------      --------       -------
Gross profit                                         20,652        4,217        4,202             -        29,071

Selling, general and
     administrative expenses                         13,665        3,860        3,904             -        21,429
Amortization of intangible assets                       470          318           47             -           835
Transaction expenses                                 11,440            -            -             -        11,440
                                                   --------     --------     --------      --------       -------
Operating income (loss)                              (4,923)          39          251             -        (4,633)

Operating income (expense):
     Equity in earnings of affiliates                  (135)           -         (394)          529             -
     Interest expense                                (3,193)      (1,300)         586             -        (3,907)
                                                   --------     --------     --------      --------       -------
Income (loss) before income taxes
     and extraordinary item                          (8,251)      (1,261)         443           529        (8,540)
Income taxes (benefit)                                 (553)        (570)         281             -          (842)
                                                   --------     --------     --------      --------       -------
Income (loss) before extraordinary item              (7,698)        (691)         162           529        (7,698)
Extraordinary item                                      118            -            -             -           118
                                                   --------     --------     --------      --------       -------
Net income (loss)                                   $(7,816)    $   (691)    $    162       $   529       $(7,816)
                                                   ========     ========     ========      ========       =======

            Condensed Consolidating Statements of Income (Unaudited)
                      Nine months Ended September 30, 1998
                                 (In thousands)

                                                                    Predecessor
                                           --------------------------------------------------------------
                                                                     Non-
                                                      Guarantor    guarantor
                                             ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                           -------  ------------ ------------  ------------  ------------
Net sales                                 $111,528      $85,134      $40,083      $(16,312)     $220,433
Cost of sales                               63,529       71,673       31,333       (16,312)      150,223
                                          --------      -------      -------      ---------     --------
Gross profit                                47,999       13,461        8,750            -         70,210

Selling, general and
    administrative expenses                 30,286        8,882        7,949             -        47,117
Amortization of intangible assets            1,115          739           42             -         1,896
Special charge                                 731          184           88             -         1,003
                                          --------      -------      -------      ---------     --------
Operating income                            15,867        3,656          671            -         20,194

Operating income (expense):
    Equity in earnings of affiliates         1,512            -          272        (1,784)            -
    Interest expense                        (7,259)      (3,138)       1,124             -        (9,273)
                                          --------      -------      -------      ---------     --------
Income before income taxes                  10,120          518        2,067        (1,784)       10,921
Income taxes                                 3,535          200          601             -         4,336
                                          --------      -------      -------      ---------     --------
Net income                                  $6,585      $   318       $1,466       $(1,784)     $  6,585
                                          ========      =======      =======      =========     ========

     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
            For the Period from April 24, 1999 to September 30, 1999
                                 (In thousands)


                                                                               Company
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      ---    ------------ ------------  ------------  ------------
                                                                             (In thousands)
Net income (loss)                                   $(3,077)         $115        $ 918      $(1,033)      $(3,077)
Other comprehensive income:
   Foreign currency translation adjustments               -             -          281            3           284
                                                    -------       -------      -------      -------       -------
Comprehensive income (loss)                         $(3,077)         $115       $1,199      $(1,030)      $(2,793)
                                                    =======       =======      =======      =======       =======



     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
              For the Period from January 1, 1999 to April 23, 1999
                                 (In thousands)


                                                                              Predecessor
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      ---    ------------ ------------  ------------  ------------
                                                                             (In thousands)

Net income (loss)                                   $(7,816)       $(691)        $162           $529      $(7,816)
Other comprehensive loss:
   Foreign currency translation adjustments               -            -         (116)             -         (116)
                                                    -------       -------      -------      -------       -------
Comprehensive income (loss)                         $(7,816)       $(691)        $ 46           $529      $(7,932)
                                                    =======       =======      =======      =======       =======



     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
                      Nine Months Ended September 30, 1998
                                 (In thousands)


                                                                              Predecessor
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      ---    ------------ ------------  ------------  ------------
Net income                                         $6,585         $318       $1,466      $(1,784)        $6,585
Other comprehensive income:
   Foreign currency translation adjustments             -            -          390            1            391
                                                  -------      -------      -------      -------        -------
Comprehensive income                               $6,585         $318       $1,856      $(1,783)        $6,976
                                                  =======      =======      =======      =======        =======

          Condensed Consolidating Statements of Cash Flows (Unaudited)

            For the Period from April 24, 1999 to September 30, 1999

                                 (In thousands)

                                                                               Company
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      ---    ------------ ------------  ------------  ------------
Operating activities
Net cash provided by
     operating activities                           $ 7,068       $1,111       $2,731       $(1,325)       $9,585

Investing activities
Capital expenditures                                 (2,076)        (990)        (543)            -        (3,609)
Other                                                   (35)          (1)         (38)            -           (74)
Advances from (to) subsidiaries                        (131)           -       (2,076)        2,207             -
                                                    -------       ------       ------       -------        ------

     Net cash used in investing activities           (2,242)        (991)      (2,657)        2,207        (3,683)

Financing activities
Repayment of long-term obligations                  (37,870)      (1,117)        (230)            -       (39,217)
Proceeds from borrowings                             57,797            -            -             -        57,797
Deferred loan fees                                     (395)           -            -             -          (395)
Advances to parent, net                             (18,783)           -            -             -       (18,783)
Advances from (to) subsidiaries                           -          882            -          (882)            -
                                                    -------       ------       ------       -------        ------

     Net cash provided from (used in)
          financing activities                          749         (235)        (230)         (882)         (598)

Net increase (decrease) in cash and cash
   equivalents                                        5,575         (115)        (156)            -         5,304
Cash and cash equivalents, beginning of
  period                                               (173)         297        2,138             -         2,262
                                                    -------       ------       ------       -------        ------
     Cash and cash equivalents, end of
        period                                       $5,402         $182       $1,982      $      -        $7,566
                                                    =======       ======       ======       =======        ======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

              For the Period from January 1, 1999 to April 23, 1999

                                 (In thousands)


                                                                              Predecessor
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      ---    ------------ ------------  ------------  ------------
Operating activities
Net cash (used in) provided by
     operating activities                           $(7,976)      $1,545       $  124        $  973       $(5,334)

Investing activities
Capital expenditures                                 (2,538)        (824)        (276)            -        (3,638)
Other                                                    49            -            -             -            49
Advances from (to) subsidiaries                       2,132            -         (691)       (1,441)            -
                                                    -------       ------       ------       -------        ------

     Net cash used in investing activities             (357)        (824)        (967)       (1,441)       (3,589)

Financing activities
Repayment of long-term obligations                  (25,401)         (62)        (383)            -       (25,846)
Proceeds from borrowings                             65,337            -            -             -        65,337
Deferred loan fees                                   (7,606)           -            -             -        (7,606)
Proceeds from exercise of stock options                   2            -            -             -             2
Advances to parent, net                             (24,155)           -            -             -       (24,155)
Advances from (to) subsidiaries                           -         (468)           -           468             -
                                                    -------       ------       ------       -------        ------
     Net cash provided from (used in)
          financing activities                        8,177         (530)        (383)          468         7,732

Net (decrease) increase in cash and cash
   equivalents                                         (156)         191       (1,226)            -        (1,191)
Cash and cash equivalents, beginning of
  period                                                (17)         106        3,364             -         3,453
                                                    -------       ------       ------       -------        ------
     Cash and cash equivalents, end of
        period                                      $  (173)      $  297       $2,138       $     -        $2,262
                                                    =======       ======       ======       =======        ======

          Condensed Consolidating Statements of Cash Flows (Unaudited)

                      Nine months Ended September 30, 1998

                                 (In thousands)


                                                                              Predecessor
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      ---    ------------ ------------  ------------  ------------
Operating activities
Net cash provided by operating activities            $8,946      $   744       $  767       $(1,885)       $8,572

Investing activities
Capital expenditures                                 (5,498)      (3,040)         (97)            -        (8,635)
Purchase of Wolco                                         -            -         (571)            -          (571)
Other                                                    (9)           1          (26)            -           (34)
Investment in subsidiaries                           (1,578)           -        1,578             -             -
Advances from (to) subsidiaries                      (4,397)           -          299         4,098             -
                                                    -------       ------       ------       -------        ------
     Net cash (used in) provided from
          investing activities                      (11,482)      (3,039)       1,183         4,098        (9,240)

Financing activities
Repayment of long-term obligations                   (9,244)        (136)        (486)            -        (9,866)
Proceeds from borrowings                             11,323            -          495             -        11,818
Proceeds for exercise of stock options                  104            -            -             -           104
Advances from (to) subsidiaries                           2        2,219            -        (2,221)            -
                                                    -------       ------       ------       -------        ------
     Net cash provided from (used in)
          financing activities                        2,185        2,083            9        (2,221)        2,056
                                                    -------       ------       ------       -------        ------
Net (decrease) increase in cash and cash
   equivalents                                         (351)        (212)       1,959            (8)        1,388
Cash and cash equivalents, beginning of
  period                                                356          433          637             8         1,434
                                                    -------       ------       ------       -------        ------
     Cash and cash equivalents, end of
        period                                      $     5       $  221       $2,596       $     -        $2,822
                                                    =======       ======       ======       =======        ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of results of operations and financial condition is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Additionally, management has prepared pro forma results of operations for the nine months ended September 30, 1999 to enable a meaningful comparison between 1999 and 1998 results of operations. Accordingly, see "Pro Forma Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998" discussions below, which compare the nine months ended September, 30, 1999 on a pro forma basis assuming the acquisition and financing had occurred on January 1, 1999, with 1998 actual results for a more meaningful comparison of operations.


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


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Sales. Net sales for the three months ended September 30, 1999 and 1998, were $86.1 million and $80.2 million, respectively, an increase of $5.9 million, or 7%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended September 30, 1999 and 1998, were $54.7 million and $51.3 million, respectively, an increase of $3.4 million or 7%.

Net sales of shaving razors and blades for the three months ended September 30, 1999 and 1998, were $37.4 million and $33.9 million, respectively, an increase of $3.5 million, or 10%. Net sales of domestic value branded shaving products increased 24%, rebounding from weak sales in the third quarter of 1998, reflecting sales gains relating to an increase in promotional programs with several customers, the launch of the new Tri-Flexxx shaving product and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products increased 1%. Net sales of shaving products in international markets increased 8% (net of a 1% negative impact of unfavorable exchange rates) reflecting stronger sales, primarily in the United Kingdom, Europe, Puerto Rico and Latin America which were somewhat offset by weaker sales in Canada, Africa, the Middle East and Asia Pacific.

Net sales of blades and bladed hand tools for the three months ended September 30, 1999 and 1998, were $13.1 million and $13.4 million, respectively, a decrease of $0.3 million, or 2%. This decrease primarily reflects decreased sales of the Company's Ardell(TM) brands of products due to the timing of promotional programs.

Net sales of specialty industrial and medical blades for the three months ended September 30, 1999 and 1998, were $4.2 million and $4.0 million, respectively, an increase of $0.2 million, or 7%. Sales of specialty industrial products increased 6% due primarily to the timing of purchases by certain customers. Sales of medical products increased 7% due primarily to increased distribution of certain products.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended September 30, 1999 and 1998, were $23.5 million and $22.4 million, respectively, an increase of $1.1 million or 5%. This increase primarily reflects increased sales in the puffs, pads and swabs product lines due to increased distribution of products.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended September 30, 1999 and 1998, were $7.9 million and $6.5 million, respectively, an increase of $1.4 million or 22%. This increase results primarily from increased sales volume to certain of the Company's pharmaceutical/skin care customers.

Gross Profit. Gross profit increased $4.3 million to $31.2 million during the three months ended September 30, 1999, from $26.9 million for the three months ended September 30, 1998. As a percentage of net sales, gross profit was 36.2% for the three months ended September 30, 1999, and 33.6% for the three months ended September 30, 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. Soap margins improved due to favorable product mix. This improvement in blade and soap margins was somewhat offset by increased depreciation expense resulting from the acquisition and lower margins in the Company's cotton business due to higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the cotton operations.

Operating and Other Expenses. Selling, general and administrative expenses were 24.7% of net sales for the three months ended September 30, 1999, compared to 21.2% for the three months ended September 30, 1998. This increase primarily reflects an increase in promotional support for the Company's shaving blade products and an increase in legal fees resulting from the Gillette lawsuit. Amortization of goodwill and other intangible assets increased $0.6 million to $1.3 million for the three months ended September 30, 1999, over the three months ended September 30, 1998, reflecting increased amortization of intangible assets related to the acquisition. Interest expense increased $3.4 million for the three months ended September 30, 1999, to $6.5 million over the three months ended September 30, 1998, due primarily to the write-off of deferred financing costs of approximately $2.2 million in connection with the reduction in the Term Loan Facility and increased interest expense, commitment fees and amortization of deferred loans fees associated with debt incurred in connection with the acquisition. This increase was somewhat offset by lower interest expense relating to the Company's $30.7 million purchase of its 9 7/8% Series Senior B Notes in June 1999.

As of September 30, 1999, approximately $0.7 million remained as an accrued expense on our balance sheet related to the Company's special charges which is expected to be substantially paid or utilized for asset write-offs during the remainder of 1999.

The Company's effective income tax rate was 40.2% for the three months ended September 30, 1999, versus 39.7% for the three months ended September 30, 1998, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain nondeductible transaction expenses and state income taxes, net of the federal tax benefit.


Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1999

The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from January 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to September 30, 1999. The acquisition, and the related financing transactions, are assumed to have occurred on January 1, 1999. The pro forma condensed consolidated statement of operations for the nine months ended September 30, 1999, is not necessarily indicative of the results of operations that would have occurred for the nine months ended September 30, 1999, had the acquisition and relating financing transactions occurred on January 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                      Nine Months Ended September 30, 1999
                                 (In Thousands)


                                 Predecessor                   Predecessor       Company                    Company
                                  Historical                    Pro Forma      Historical                  Pro Forma
                                 Period from                   Period From     Period From                Nine Months
                                January 1, 1999              January 1, 1999  April 24, 1999                 Ended
                                  to April 23,    Pro Forma    to April 23,    to September   Pro Forma    September
                                     1999        Adjustments      1999          30, 1999     Adjustments   30, 1999
                                ---------------  ----------- ---------------  -------------- -----------  -----------
Net sales                           $87,591                     $87,591         $146,022      $     -       $233,613
Cost of sales:
   Other costs                       58,520       $  431 (a)     58,951           93,098            -        152,049
   Purchase accounting adjustment
      to inventory                        -        9,008 (b)      9,008            9,008       (9,008)(b)      9,008
                                     ------       ------         ------           ------        -----         ------
   Gross profit                      29,071       (9,439)        19,632           43,916        9,008         72,556

Selling, general and administrative
   expenses                          21,429           68 (c)     21,497           34,413            -         55,910
Amortization of intangibles             835          774 (d)      1,609            2,185            -          3,794
Transaction expenses                 11,440            -         11,440                -            -         11,440
                                     ------       ------         ------           ------        -----         ------
   Operating income (loss)           (4,633)     (10,281)       (14,914)           7,318        9,008          1,412

Interest expense                      3,907        2,006 (e)      5,913           10,486         (138)(g)     16,261
                                     ------       ------         ------           ------        -----         ------
   Income (loss) before income taxes
      and extraordinary item         (8,540)     (12,287)       (20,827)          (3,168)       9,146        (14,849)

Income taxes (benefit)                 (842)      (4,757)(f)     (5,599)            (702)       3,631 (f)     (2,670)
                                     ------       ------         ------           ------        -----         ------
   Income (loss) before
      extraordinary item            $(7,698)     $(7,530)      $(15,228)         $(2,466)      $5,515       $(12,179)
                                     ======       ======         ======           ======        =====         ======

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

(g) Adjustment  to  reflect  (i)  pro  forma  interest  expense  of  $261 on the
    Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (e) above, and (ii) the pro forma interest expense reduction of $399 related to the $30,700,000 in Senior Notes which were assumed to be purchased on April 24, 1999.


Pro Forma Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net Sales. Net sales for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $233.6 million and $220.4 million, respectively, an increase of $13.2 million, or 6%.

Razors and Blades. Net sales of our razors and blades segment for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $150.2 million and $135.8 million, respectively, an increase of $14.4 million, or 11%.

Net sales of shaving razors and blades for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $99.3 million and $87.7 million, respectively, an increase of $11.6 million, or 13%. Net sales of domestic value branded shaving products increased 41% rebounding from weak sales during the first nine months of 1998, reflecting sales gains relating to an increase in promotional programs with several customers, the launch of the new Tri-Flexxx shaving product and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products decreased 1% due primarily to reduced promotional support by certain customers. Net sales of shaving products in international markets increased 8% (net of a 2% negative impact of unfavorable exchange rates) reflecting stronger sales, primarily in the United Kingdom, Europe, Puerto Rico, the Caribbean, Latin America and Mexico which were somewhat offset by weaker sales in Canada, Africa, and the Middle East and Asia Pacific.

Net sales of blades and bladed hand tools for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $38.9 million and $36.1 million, respectively, an increase of $2.8 million, or 8%. This growth primarily reflects increased sales of the Company's Personna(R) and American Line(TM) brands of products as a result of new distribution gains.

Net sales of specialty industrial and medical blades for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $12.0 million. Sales of specialty industrial products decreased 6% due primarily to inventory adjustments by certain customers and mix shifts to lower priced blade products. Additionally, certain of the Company's distributors experienced increased competition in their serviced niche markets. Sales of medical products increased 6% due primarily to increased distribution of certain products.

Cotton and Foot Care. Net sales of cotton and foot care products for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $62.6 million and $65.8 million, respectively, a decrease of $3.2 million or 5%. This decrease results primarily from issues related to the continuing integration and reorganization of the Company's cotton operations which have led to delays in shipping products to customers and in turn reduced promotional activity and volume with certain customers.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the pro forma nine months ended September 30, 1999, and for the nine months ended September 30, 1998, were $20.8 million and $18.8 million, respectively, an increase of $2.0 million or 11%. This increase results primarily from increased sales volume to certain of the Company's pharmaceutical/skin care customers.

Gross Profit. Gross profit increased $2.4 million to $72.6 million for the pro forma nine months ended September 30, 1999, from $70.2 million for the nine months ended September 30, 1998. As a percentage of net sales, gross profit was 31.1% for the pro forma nine months ended September 30, 1999, and 31.9% for the nine months ended September 30, 1998. Excluding the purchase accounting adjustment to inventory of $9.0 million, gross profit increased $11.4 million to $81.6 million for the nine months ended September 30, 1999, from $70.2 million for the nine months ended September 30, 1998, and as a percentage of net sales, gross profit was 34.9% for the pro forma nine months ended September 30, 1999, and 31.9% for the nine months ended September 30, 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. Soap margins improved due to favorable product mix and lower material costs for certain raw materials. This improvement in blade and soap margins was somewhat offset by increased depreciation expense resulting from the acquisition and by lower margins in the Company's cotton operations due to increased distribution costs and higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the cotton operations.

Operating and Other Expenses. Selling, general and administrative expenses were 23.9% of net sales for the pro forma nine months ended September 30, 1999, compared to 21.4% for the nine months ended September 30, 1998. This increase primarily reflects an increase in promotional support for the Company's shaving blade products and an increase in legal fees resulting from the Gillette lawsuit. Amortization of goodwill and other intangible assets increased $1.9 million to $3.8 million for the pro forma nine months ended September 30, 1999, from $1.9 million for the nine months ended September 30, 1998, reflecting increased amortization of intangible assets related to the acquisition. Interest expense increased $7.0 million to $16.3 million for the pro forma nine months ended September 30, 1999, from $9.3 million for the nine months ended September 30, 1998, due primarily to the write-off of deferred financing costs of approximately $2.2 million in connection with the reduction in the Term Loan Facility and increased interest expense, commitment fees and amortization of deferred loan fees associated with debt incurred in connection with the acquisition. This increase was somewhat offset by lower interest expense relating to the Company's $30.7 million purchase of its 9 7/8% Series B Senior Notes in June 1999.

As of September 30, 1999, approximately $0.7 million remained as an accrued expense on our balance sheet related to the Company's special charges which is expected to be substantially paid or utilized for asset write-offs during the remainder of 1999.

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

The Company's effective income tax rate was (18.0)% for the pro forma nine months ended September 30, 1999, and 39.7% for the nine months ended September 30, 1998, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain non-deductible transaction expenses and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's principal sources of liquidity are cash flow from operating activities and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $9.6 million for the period from April 24, 1999, to September 30, 1999, and net cash used in operating activities amounted to $5.3 million for the period from January 1, 1999, to April 23, 1999, primarily reflecting the payment of transaction expenses of $11.4 million. Net cash used in investing activities related primarily to capital expenditures of $3.6 million for the period from April 24, 1999 to September 30, 1999, and net cash used in investing activities related to capital expenditures of $3.6 million for the period from January 1, 1999 to April 23, 1999. Net cash used in financing activities resulted from $18.8 million in net advances to the Company's parent and deferred loan fees of $0.4 million which were substantially offset by net borrowings of $18.6 million for the period from April 24, 1999 to September 30, 1999, and net cash provided by financing activities resulted from net borrowings of $39.5 million which was reduced by deferred loan fees of $7.6 million and $24.2 million in net advances to the Company's parent for the period from January 1, 1999 to April 23, 1999.

At September 30, 1999, the Company had approximately $25 million available for future borrowings under its revolving credit facility. Effective July 5, 1999, the Company permanently reduced the amount available for future borrowings under its Term Loan Facility by $52.5 million to $112.5 million which represents the amount of borrowings outstanding under the Term Loan Facility on September 30, 1999.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 30, 1999 and September 30, 1998. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.


Interest Rate Risk

At September 30, 1999, the Company carried $185.8 million of outstanding debt on its balance sheet, with $113.3 million of that total held at variable interest rates. In October 1999, the Company entered into an interest rate cap agreement and an interest rate swap agreement with the bank covering $56,250,000 of its variable rate debt outstanding to manage its interest rate risk (See Note D). Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the nine months ended September 30, 1999 and 1998, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on September 30, 1999, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $3.5 million.


Foreign Currency Risk

The Company sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures in major currencies. The Company has entered into currency option contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at September 30, 1999 was not material to the Company's earnings, cash flow and financial position.

Merger

Effective April 23, 1999, RSA Acquisition Corporation ("Acquisition"), an affiliate of "J.W. Childs", completed its $14.20 per share cash tender offer for all outstanding shares of the Predecessor in accordance with a February 12, 1999 merger agreement upon the terms and subject to the conditions set forth in the offer to purchase ("the Stock Tender Offer"). Following completion of the offer, there remained approximately 266,601 American Safety Razor shares outstanding. On July 1, 1999, RSA Acquisition Corp. and American Safety Razor completed a merger transaction pursuant to which RSA Acquisition Corp. acquired these remaining shares of American Safety Razor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer excluding the cost to redeem stock options, including all of the common stock tendered, was approximately $173.0 million.

Following the merger, the Company became the surviving corporation and is a direct, wholly- owned subsidiary of RSA Holdings, which is wholly-owned by J.W. Childs, its affiliates and Company management.

Subsequent to the acquisition and pursuant to the terms of its Indenture, the Company made an offer to purchase all of its $100 million 9 7/8% Series B Senior Notes due August 1, 2005 (the "Existing Notes"). In response thereto, $30.7 million of the Existing Notes were properly tendered and retired by the Company.

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

          Working capital                             $  77,054,000
          Property, plant and equipment                  93,973,000
          Intangible assets, including goodwill         177,967,000
          Prepaid pension and other assets               46,861,000
          Long-term debt                               (163,685,000)
          Other liabilities                             (59,206,000)
                                                       ------------
                                                       $172,964,000
                                                       ============

These preliminary estimates are subject to change as they are based on preliminary appraisals and as certain of the Company's business plans become finalized.

As a result of the acquisition and new basis of accounting, the Company's financial statements for the period subsequent to the acquisition are not comparable to the Predecessor's financial statements for the period prior to the acquisition. As a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets increased and the Company adjusted the carrying value of acquired inventories to reflect their fair market value, which adjustment was written off in the April 24, 1999 to September 30, 1999 reporting period. In addition, certain fees and expenses incurred relating to the above transactions were expensed in the period in which the transactions were completed and are included in the Predecessor's consolidated statement of operations in the caption "Transaction expenses".

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

We  have  completed  the   Assessment,   Strategy,   Remediation,   Testing  and
Implementation phases for substantially all of our information technology and non-information technology system components.

Our most mission-critical system is the "Corporate ERP" system, which is a widely available software package that we have moderately customized. Twelve of our fifteen manufacturing, packaging and distribution sites utilize the Corporate ERP system to process orders, control manufacturing planning/work-order processing, distribute products, manage financial activities and report financial results. The twelve sites using the Corporate ERP system include corporate headquarters, U.S., Mexican, Canadian razors and blades sites, all cotton and foot care facilities, and all custom bar soap facilities. The third party vendor has responded that all of its software modules in use at American Safety Razor and our subsidiaries are Year 2000 ready. In addition, the most frequently utilized system functions have been tested by our users, including the internally developed system customizations.

We are currently linked with 159 customers for exchange of documents using the Corporate EDI (electronic data interchange) system. Our EDI software has been upgraded to a Year 2000 compliant version that is now capable of supporting ANSI standard version 4010, which provides for a 4 digit year and is the version which many of our EDI customers are adopting prior to the Year 2000. EDI transactions with a 2 digit year have also been tested and will continue to be supported for those customers who elect not to convert to a 4 digit year. Approximately 90% of the 159 EDI customers have now been implemented on 4010. Testing with EDI customers will continue through the remainder of 1999.

All personal computers have been Year 2000 compliance tested and are now Year 2000 ready. In addition, our U.S. and international payroll systems are Year 2000 compliant.

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

Since most of our Year 2000 issues are being addressed through normal planned upgrades, incremental external Year 2000 costs are expected to be minimal, approximating $115,000. To date, the Company has spent $115,000, of which approximately $20,000 was spent during the third quarter of 1999.

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

          a.   Exhibits - Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN SAFETY RAZOR COMPANY




November 5, 1999                      By /s/James D. Murphy
----------------                        ---------------------
Date                                      James D. Murphy
                                          President




November 5, 1999                      By /s/Alan R. Koss
----------------                        ---------------------
Date                                      Alan R. Koss
                                          Senior Vice President
                                          Chief Financial Officer