Form 10-K
period 1999-12-31
AMERICAN SAFETY RAZOR CO
filed 2000-03-31
CIK 750339

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                               ___________

                                FORM 10-K
                                __________

/X/ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

/_/     Transition Report Pursuant to Section 13 or 15(d) of The
        Securities Exchange Act Of 1934

        Commission File Number 0-21952
                                __________

                      AMERICAN SAFETY RAZOR COMPANY
          (Exact name of registrant as specified in its charter)

              Delaware                           54-1050207
  (State or other jurisdiction of               (IRS Employer
   incorporation or organization)            Identification No.)

                    240 Cedar Knolls Road, Suite 401
                     Cedar Knolls, New Jersey 07927
      (Address of principal executive offices, including zip code)
                               __________

          Registrant's telephone number, including area code:
                            (973) 753-3000
                               __________
Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:         None
                                __________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No /_/

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        There were 12,110,349 shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on March 16, 2000.

        Documents incorporated by reference - None.

                            Table of Contents

                                  Part I
                                                                     Page

Item 1.             Business  . . . . . . . . . . . . . . . . . . . . . 1

                    Introduction to Our Business  . . . . . . . . . . . 1
                    Product Lines   . . . . . . . . . . . . . . . . . . 4
                    Sales and Marketing   . . . . . . . . . . . . . . . 6
                    Manufacturing   . . . . . . . . . . . . . . . . . . 7
                    Raw Materials   . . . . . . . . . . . . . . . . . . 8
                    Competition   . . . . . . . . . . . . . . . . . . . 9
                    Other Factors Affecting Our Business  . . . . . .  10
                    Merger  . . . . . . . . . . . . . . . . . . . . .  13

Item 2.             Properties  . . . . . . . . . . . . . . . . . . .  13

Item 3.             Legal Proceedings   . . . . . . . . . . . . . . .  15

Item 4.             Submission of Matters to a Vote of Security
                       Holders  . . . . . . . . . . . . . . . . . . .  16

                                 Part II

Item 5.             Market for Registrant's Common Equity and Related
                    Stockholder Matters   . . . . . . . . . . . . . .  16

Item 6.             Selected Financial Data   . . . . . . . . . . . .  18

Item 7.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . .  20

Item 7A.            Quantitative and Qualitative Disclosures About
                    Market Risk   . . . . . . . . . . . . . . . . . .  32

Item 8.             Financial Statements and Supplementary Data   . .  32

Item 9.             Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure   . . . . . .  33

                                 Part III

Item 10.            Directors and Executive Officers of the
                       Registrant . . . . . . . . . . . . . . . . . .  33

Item 11.            Executive Compensation  . . . . . . . . . . . . .  36

Item 12.            Security Ownership of Certain Beneficial Owners and
                    Management  . . . . . . . . . . . . . . . . . . .  39

Item 13.            Certain Relationships and Related Transactions  .  41

                                 Part IV

Item 14.            Exhibits, Financial Statement Schedule and Reports
                    on Form 8-K   . . . . . . . . . . . . . . . . . .  42

                    Signatures  . . . . . . . . . . . . . . . . . . .  44
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

                                  PART I


ITEM 1 - Business

Introduction to Our Business

         Established in 1875, the American Safety Razor Company (together with its subsidiaries, the "Company") is a leading manufacturer of high-quality private label and value brand consumer products. We operate our business in three segments consisting of Razors and Blades (which includes three product lines: consumer shaving razors and blades, both store and value brand, blades and bladed hand tools and specialty industrial and medical blades); Cotton and Foot Care and Custom Bar Soap. We distribute our products principally through the following retail channels: national mass merchandisers (Wal-Mart, Target and Kmart), drug stores (CVS, Walgreens and RiteAid), supermarkets (Safeway, Publix and Albertson's) and home improvement centers (Home Depot, TruServ and Sherwin Williams). For the fiscal year ended December 31, 1999, we had net sales of $314.8 million.

         We are the largest manufacturer of private label and value brand consumer shaving razors and blades in the United States, and are the fourth largest manufacturer in the total domestic consumer shaving market (based on market research data for 1999 prepared by an independent market research firm). These products, which generated $134.3 million of 1999 net sales worldwide, represent 42.7% of total net sales and consisted of $79.1 million of domestic net sales and $55.2 million of international net sales. Our products provide consumers with a value-priced alternative to more heavily advertised premium priced brands, while providing retailers with attractive margins. Our shaving razor and blade products are primarily sold both under a retailer's store brand and under our value brand names such as Personna (Registered Trademark), GEM (Registered Trademark), Flicker (Registered Trademark), MBC (Trademark), Burma Shave (Registered Trademark) and Tri-Flexxx (Trademark). We market both complete razor and blade systems and components which can be used alone or with most other premium priced brands. Based on independent consumer tests, our products perform at levels comparable to the premium priced products. We are the only domestic provider of a complete line of private label disposable razors, blade shaving systems and replacement blades. We attribute our leadership in the private label and value brand markets to our long history of dedication to quality, low-cost manufacturing and competitive pricing.

         We believe that we are the largest single manufacturer of both premium and value-priced replacement blades for bladed hand tools (based on publicly available information and Company estimates). Our premium and value-priced blades and bladed hand tools are sold primarily under our Personna (Registered Trademark), American Line (Trademark) and Ardell (Trademark) brand names. These products generated $50.6 million of 1999 net sales representing 16.1% of total net sales. This product category capitalizes on our precision shaving blade technology and includes such items as single-edge blades, utility and carpet knives and replacement blades and paint scrapers. Our blades and bladed hand tools are sold to consumers and professionals through home-improvement centers/Do-It-

Yourself retailers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

         We have leveraged our technical and manufacturing expertise by developing a line of high-quality specialty industrial and medical blades. These products generated $16.6 million of 1999 net sales, representing 5.3% of total net sales. These specialty industrial blades are used in manufacturing processes employed by a variety of industries including food-processing, fiber cutting and automotive. In addition, we manufacture and market carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna (Registered Trademark) brand name to customers including Allegiance Health Care, McKesson General Medical and Owens & Minor.

         We believe we are the leading private label and value brand manufacturer of a full line of personal care cotton and foot care products in the United States. This segment generated $84.3 million of 1999 net sales, representing 26.8% of total net sales. Our cotton and foot care segment offers a full product line including cotton swabs, cotton balls, puffs, cosmetic pads, cotton rolls, pocket tissue, and foot care products. We have achieved market leadership in this category due to a series of strategic acquisitions, including Megas Beauty Care, Inc. in 1994, Absorbent Cotton Company in 1995 and the purchase of certain assets of the American White Cross ("AWC") business in 1997.

         We are a leading domestic manufacturer of cosmetic, bath, pharmaceutical and specialty custom bar soaps. This segment generated $29.0 million of 1999 net sales, representing 9.2% of total net sales, and is marketed primarily under customers' brand names. Our major customers include Estee Lauder, Johnson & Johnson and the NuSkin Corporation.

Operating Strategy

         In order to steadily grow our business, improve operations and lower our cost structure, our operating strategy is focused on five primary areas:

         - Increase trade penetration through improved sales and marketing efforts. We believe that private label and value brand products generally offer higher margins to retailers and significant savings to consumers over premium priced products. We intend to improve our trade channel penetration by leveraging our traditional strengths in key consumer product categories by improving the effectiveness of our sales and marketing efforts. Our marketing efforts will continue to focus on improved packaging and point of sale promotional activities. In addition, we expect to improve coordination between our sales and production functions to increase order-fill rates, reduce our inventory levels and improve efficiency in our production lines.

         - Expand international market penetration and enter new markets. The international market for the shaving razor and blade category is approximately four times the size of the U.S. market. We expect to expand into new markets while continuing to grow within our current markets. We will continue to develop relationships with distributors in targeted markets and establish local sales and marketing organizations to take advantage of specific regional opportunities. To this end, we acquired Wolco Holland B.V. in September 1998, which distributes shaving products into Northern European markets. Our international sales in all our business segments were $64.3 million in 1999.

         - Develop and introduce new products. We are continuously evolving our primary product lines with product improvements, new innovations and line extensions. We launched our new three-blade shaving system, Tri-Flexxx (Trademark), to the U.S. market in the second quarter of 1999. This new shaving system is designed to fit the Gillette Sensor (Registered Trademark) and SensorExcel (Registered Trademark) handles, and will allow us to address the new three blade standard being set by the Gillette Mach3 (Trademark).

         - Continue to grow blades and bladed hand tools product line. Our blades and bladed hand tools product line is highly regarded for quality performance and maintains strong levels of professional loyalty. Sales of these products were $50.6 million in 1999. Historically, this part of our business has grown internally through increased market penetration in the professional and Do-it-Yourself retail channels. Our goal is to improve upon the historical steady growth in this strong product category by refocusing on new product introductions.

         - Reduce operating costs. We have implemented a number of initiatives to reduce operating costs and increase productivity and efficiency in our consumer shaving and cotton and foot care product lines. We have been able to reduce manufacturing costs in our consumer shaving product line by opening a highly automated blade manufacturing facility in Knoxville, Tennessee, and expanding our low-cost injection molding, assembly and packaging operation in Obregon, Mexico. The integration in 1997 of our industrial blade business into our Verona, Virginia facility permitted us to close manufacturing facilities in Union and Maplewood, New Jersey. In addition, since our acquisition of AWC, we have made significant progress in reorganizing our six cotton and foot care manufacturing facilities.

Product Lines

         Our business operations are concentrated in three product segments: Razors and Blades; Cotton and Foot Care; and Custom Bar Soap. Within the Razors and Blades segment we offer three product lines:
Consumer Shaving Razors and Blades; Blades and Bladed Hand Tools; and Specialty Industrial and Medical Blades.

         The following table sets forth net sales and percentage of total net sales by segment and for product lines for the years ended December 31, 1997, 1998 and 1999.

                                                         1997                       1998                       1999
                                               ----------------------     ----------------------     ----------------------
                                                                            (dollars in millions)
Razors and Blades
 Consumer shaving razors and blades   . . .      $120.8         40.8%       $119.0         40.0%        $134.3         42.7%
 Blades and bladed hand tools   . . . . . .        45.4         15.3          48.9         16.4           50.6         16.1
 Specialty industrial and medical blades  .        16.4          5.5          16.1          5.4           16.6          5.3
                                                 ------        -----        ------        -----        ------         -----
   Total  . . . . . . . . . . . . . . . . .       182.6         61.6         184.0         61.9          201.5         64.0
Cotton and foot care<F1>  . . . . . . . . .        80.4         27.1          87.3         29.3           84.3         26.8
Custom bar soap . . . . . . . . . . . . . .        33.6         11.3          26.2          8.8           29.0          9.2
                                                 ------        -----        ------        -----        ------         -----
   Total  . . . . . . . . . . . . . . . . .      $296.6        100.0%       $297.5        100.0%       $ 314.8        100.0%
                                                 ======        =====        ======        =====        ======         =====
____________________

<F1> Fiscal 1997 includes net sales of AWC of $21.1 million since its acquisition on April 22, 1997.


         Consumer Shaving Razors and Blades. We design, manufacture and market a full line of shaving razors and blades, including single-edge, double-edge and injector blades, twin-blade fixed and pivoting head cartridges, moving-blade cartridges, three-blade cartridges, disposables, single-edge razors, women's shaving razors and special-purpose shaving blades. We provide both total shaving systems and components which can be used alone or with most other nationally recognized premium brands. These shaving products are marketed under our own brands or under store brands of our private label shaving razor and blade customers.

         Blades and Bladed Hand Tools. We design, manufacture and market replacement blades and bladed hand tools, such as single-edge blades, utility blades and knives, carpet blades and knives and paint scrapers primarily under our Personna (Registered Trademark), American Line (Trademark) and Ardell (Trademark) brand names. The majority of our blades and bladed hand tools are sold to retail customers through home improvement centers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

         Specialty Industrial and Medical Blades. We design, manufacture and market disposable blades for both the industrial and medical markets. Although the specialty industrial blade market is large and diverse, our products are specially designed for niche industrial applications. These specialty industrial blades perform many of the cutting, slicing or chopping functions involved in manufacturing processes employed by a variety of industries including food processing, fiber cutting and automotive. We manufacture and market carbon and stainless-steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health-care markets under the Personna (Registered Trademark) brand name.

         Cotton and Foot Care. We believe we are the largest private label manufacturers and distributors of cotton swabs, cotton balls and puffs and cotton cosmetic pads. In addition, we also manufacture cotton roll, foot care products and pocket tissue. All of the foregoing products are sold under retailers' private label as well as our own value brands:
Megas (Registered Trademark), ACCO (Registered Trademark), Cottonettes (Registered Trademark) and Crystal (Registered Trademark). We believe that we are one of the few personal care cotton products manufacturers and distributors that can bleach its own cotton--a process integral to the production of cotton products.

         Custom Bar Soap. We manufacture custom-designed and formulated bar soap for sale to a broad variety of pharmaceutical, skin care and department store customers, primarily under such customers' own brand names. Our flexible manufacturing equipment, product design and development capabilities and reputation for high quality allow us to compete in all major custom bar soap market segments. Our 1997 expansion of synthetic soap manufacturing capacity in a new highly efficient manufacturing facility in Columbus, Indiana, reflects our commitment to new product development and a competitive cost structure.


Sales and Marketing

         Our sales and marketing organization is divided into the following five sales groups, based on distribution channel and target customers: (1) consumer products, (2) international, (3) Do-it-Yourself and Industrial; (4) medical and (5) soap. Our products are sold through our major distribution channels utilizing internal sales and marketing resources, as well as third-party distributors and manufacturers' representatives. Our sales personnel receive a fixed salary plus a bonus based on sales performance and our earnings.

         Consumer Products. Our private label and value brand shaving razors and blades and cotton and foot care products are sold through mass merchandisers, drug stores and supermarket chains. Our sales of consumer and personal care products are managed by a vice president who oversees field sales and related personnel. Marketing support for the value brand shaving razors and blades and cotton and foot care products focuses on temporary price reductions, point of sale promotions and direct mail advertisements and is managed by a senior vice president. To assist stores in promoting their private label shaving and cotton and foot care products, we help customers develop customized marketing programs, including managing product introductions and promotional planning support. In addition, such merchandising vehicles as trial-size programs, floor displays, point of purchase advertising, bonus sizes, coupons, rebates, store signs and promotional packs are available and incorporated into individual customers' programs. We also provide customers with market research to assist in determining the effectiveness of various marketing programs.

         International Sales. Our international shaving razors and blades sales effort is headed by a senior vice president who directs daily activities through group managers responsible for specific geographic regions. We use a variety of sales strategies and organizations, each tailored to the specific geographic locations in which we sell our products, including extensive use of local distributors. We have a manufacturing and packaging facility in Mexico, a manufacturing, warehousing and packaging facility in Nazareth Illit, Israel, warehousing and packaging operations in Puerto Rico and the United Kingdom, and warehousing facilities in Canada to further our penetration in those markets.

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

         Soap. Our soap sales effort is headed by a vice president-- general manager who oversees a number of sales people and national account representatives who work with customers to custom design soap products and programs. We also utilize manufacturers' representatives to sell our products to customers in the hospitality industry, such as hotels, and to market our line of industrial and corporate promotional products.


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

         The production of our cotton and foot care products starts with the receipt of cotton fibers in bales. The cotton is bleached, either internally or through the use of contract bleachers. Once the cotton has been bleached, the cotton is processed into yarn which is then used either in the production of cotton balls, cotton swabs, cotton pads or other cotton products. Our cotton and foot care products are manufactured at our facilities in Cleveland, Ohio, Valley Park, Missouri, Pomfret, Connecticut, Canavanas, Puerto Rico, and Nogales, Mexico.

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

Other Factors Affecting Our Business

Intellectual Property

  We own a large number of U.S. and foreign trademarks used in connection with our blade, cotton and foot care and soap businesses. Such trademarks include "Personna (Registered Trademark)", "MBC (Trademark)", "GEM (Registered Trademark)", "Flicker (Registered Trademark)", "PFB (Registered Trademark)", "Burma Shave (Registered Trademark)", "Acti-Flexx (Trademark)", "Tri-Flexxx (Trademark)", "Megas (Registered Trademark)", "ACCO (Registered Trademark)", "Cottonettes (Registered Trademark)", "Crystal (Registered Trademark)", "Omnibus (Registered Trademark)", "Centurion (Registered Trademark)", and "Kensington (Registered Trademark)". Many of our trademarks are registered in the United States Patent and Trademark Office or the corresponding trademark agencies in other countries. We consider our trademarks, in the aggregate, to be material to our business.

         In addition, we own or are licensed to use various U.S. and foreign patents covering the design and manufacture of certain of our products. We consider our portfolio of owned and licensed patents, in the aggregate, to be material to our business. In particular, the "MBC (Trademark)" and "Tri-Flexxx (Trademark)" patents are considered material to our business.

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

         In addition, the laws of certain foreign countries may not protect intellectual property to the same extent as do the laws of the United States. With respect to U.S. law, patent protection is limited in duration, and once a patent expires, competitors can make, have made, use or sell products or processes that are identical or similar to those once covered by the expired patent.


Employees and Labor Relations

         As of December 31, 1999, we employed 2,531 people worldwide, including 2,023 hourly employees and 508 salaried employees.

         Four collective-bargaining agreements cover certain of our employees: the first agreement expires on September 25, 2000 and covers 354 employees at the Verona, Virginia plant; the second agreement expires on March 31, 2002 and covers 192 employees at the Dayton, Ohio plant; the third agreement expires on October 1, 2002 and covers 114 employees at our St. Louis plant; and the fourth agreement expires on January 22, 2002 and covers 143 employees at our Nazareth Illit, Israel plant. In addition to the foregoing employees, we employ an aggregate of 1,220 hourly employees at our Knoxville, Tennessee; Cleveland, Ohio; Pomfret, Connecticut; Nogales, Mexico; Canavanas, Puerto Rico; Nottingham, England; Obregon, Mexico; and San Juan, Puerto Rico facilities, none of whose employees are covered by a collective-bargaining agreement. We consider our relations with our employees to be satisfactory.


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

         The Valley Park, Missouri, plant facility of our Megas subsidiary, which was acquired on March 3, 1995, is located on a parcel of land which is the subject of a CERCLA investigation. This investigation is being undertaken in response to a release of "hazardous substances" from upgradient industries. The affected area, which includes the groundwater beneath a segment of the plant site, has been found to be contaminated by various chlorinated solvents including trichloroethylene ("TCE") and trichloroethane ("TCA"). The contaminated aquifer had been the source of municipal water supply wells. The results of a remedial investigation completed for EPA and the State of Missouri in January 1988 indicate that the source of the TCE contamination was located to the northwest of the Megas facility. The EPA and the State subsequently developed a remediation plan to address the TCE contamination and have executed a Consent Order with a potentially responsible party to implement the plan. The focus of their investigation has now turned to the remediation of the TCA contamination which the remedial investigation concluded was originating west southwest of the Megas facility. Megas does not use or have records of having used the identified "hazardous substances" in its facility and has not been found to be a potentially responsible party. We have reviewed the EPA limited remediation investigation report and performed limited soil gas analysis on site. The results of the testing showed no contamination that could have contributed to the underlying plume. Based on our investigation to date, results of the soil gas analyses performed on site, and discussions held with the Missouri Attorney General's office, we believe that it is unlikely that Megas will be identified as a potentially responsible party in connection with the EPA Superfund site.

         In response to a possible release of water containing TCE outside its razor blade manufacturing plant in Knoxville, Tennessee, the Company had an environmental consulting firm take soil and groundwater samples for the presence of TCE. The sampling found relatively low levels of TCE in soil adjacent to the building and in the groundwater. Pursuant to Tennessee environmental law, the Company notified the Tennessee Department of Environmental Conservation ("TNDEC") and in September 1999 installed three monitoring wells and had the contaminated soil excavated and the groundwater at the property boundary sampled. Pursuant to Tennessee environmental law under the Voluntary Cleanup, Oversight and Assistance Program ("VOAP"), the Company has entered a Consent Order which approves the investigation and remediation plan and requires ongoing monitoring of groundwater. Pursuant to the Consent Order, the TNDEC will likely require sampling and analysis of groundwater at the property boundary for at least a year and, possibly, the installation of a deep monitoring well to bedrock. If the analytic results continue to show the low levels detected to date, the TNDEC likely will accept the soil removal as sufficient remedial action and allow the closure of the monitoring wells. If the monitoring reveals higher levels more extensive investigation and remediation may be required.

         We, after consultation with our advisors, do not believe that any of these matters will have a material effect on our consolidated financial position or results of operations, regardless of any claims to indemnification.

Merger

         Effective April 23, 1999, RSA Acquisition Corporation, an affiliate of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), completed its $14.20 per share cash tender offer for all outstanding shares of American Safety Razor Company (the "Predecessor") in accordance with a February 12, 1999 merger agreement, as amended on April 8, 1999, (the "Acquisition") upon the terms and subject to the conditions set forth in the offer to purchase (the "Stock Tender Offer"). Following completion of the Stock Tender Offer, there remained approximately 266,601 American Safety Razor Company shares outstanding. On July 1, 1999, RSA Acquisition Corporation and American Safety Razor Company completed a merger transaction (the "Merger") pursuant to which RSA Acquisition Corporation acquired the remaining shares of the Predecessor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer excluding the cost to redeem stock options, including all of the common stock tendered, was approximately $173.0 million.

         Following the Merger, American Safety Razor Company and its subsidiaries (the "Company") became the surviving corporation and is a direct, wholly-owned subsidiary of RSA Holdings Corporation, which is wholly-owned by J.W. Childs, its affiliates and Company management.

ITEM 2 - Properties

         As of March 16, 2000, we owned or leased the following facilities:

                                                                                                                   Lease
                                                                      Approximate           Owned or            Termination
Products                   Location            Type of Facility       Square Feet            Leased                 Date
--------                   --------            ----------------       -----------           --------         ----------------


                           Cedar Knolls, New   Corporate                   11,600            Leases         October 2004
                           Jersey              headquarters

Shaving razors and         Verona, Virginia    Manufacturing,             307,000             Owned
  blades, blades and                           packaging,
  bladed hand tools and                        distribution and
  specialty industrial                         sales
  and medical blades


                           Knoxville,          Manufacturing,             125,000             Owned
                           Tennessee           packaging and
                                               distribution

                           Obregon, Mexico     Manufacturing and           94,000            Leased         April 2006
                                               packaging






                                                                                                                   Lease
                                                                      Approximate           Owned or            Termination
Products                   Location            Type of Facility       Square Feet            Leased                 Date
--------                   --------            ----------------       -----------           --------         ----------------

                           Nazareth Illit,     Manufacturing,              65,000            Leased         July 2002
                           Israel              packaging
                                               distribution and
                                               sales

                           Nottinghamshire,    Packaging,                  36,000            Leased         July 2012
                           United Kingdom      distribution and
                                               sales

                           Rio Grande, Puerto  Packaging,                  26,000            Leased         June 2000
                           Rico                distribution and
                                               sales

Cotton and foot care       Cleveland, Ohio     Manufacturing,             250,000            Leased         April 2013
                                               packaging,
                                               distribution and
                                               sales

                           Valley Park,        Manufacturing and          107,000             Owned
                           Missouri            packaging

                           Nogales, Mexico     Manufacturing,              86,000            Leased         March 2000
                                               packaging and                                                (excluding our
                                               distribution                                                 unilateral
                                                                                                            indefinite
                                                                                                            renewal rights)

                           Pomfret,            Manufacturing               14,000            Leased         Month to Month
                           Connecticut

                           Canavanas, Puerto   Manufacturing,              22,000            Leased         December 2008
                           Rico                packaging and
                                               distribution

Soap                       Dayton, Ohio        Manufacturing,             270,000             Owned
                                               packaging,
                                               distribution and
                                               sales

                           Columbus, Indiana   Manufacturing,                                Leased         September 2005
                                               packaging,
                                               distribution and
                                               sales


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


ITEM 3 - Legal Proceedings

         During 1998, the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from a number of customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. No lawsuits have been filed by any of these customers. The Company has received written notice of claims for damages in the aggregate amount of approximately $117.0 million. To date, no claim has been substantiated. In addition, $111.0 million of this amount is for alleged lost profits from two customers, which lost profits have not been substantiated. It is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

         The Company has notified its supplier that, in the Company's view, the supplier is primarily responsible for damages, if any, that may arise out of this matter. At this time, the Company's supplier has agreed to be responsible for the cost of fiber, bleaching and freight of returned product, but has not agreed to be responsible for any other damages and has expressed an intention to assert defenses to the Company's claims. The Company's insurance carriers have been timely notified of the existence of the claim and have agreed to provide defense in a reservation of rights letter, but are continuing to evaluate whether coverage would apply to all aspects of the claims. The Company is advised by outside counsel that it has strong legal arguments that the aggregate amount of insurance available for these claims would be sufficient to cover the magnitude of the claims currently expressed.

         The Company also has been advised by its general counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against its suppliers for damages, if any, incurred by the Company. However, management cannot at this time make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that the Company's exposure from this matter might not potentially exceed the combination of its insurance coverages and recourse to its suppliers. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly or adversely affected by an ultimate unfavorable outcome of this matter.

         In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three-bladed shaving cartridge systems (the MBC (Trademark) introduced in 1994 and the Tri-Flexxx (Trademark) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents are not infringed, are invalid and unenforeable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. Gillette's time to respond to the Company's answer and counterclaims has been postponed pending ongoing settlement discussions. The Company believes that Gillette's claims are without merit and intends to defend against them vigorously, as well as to vigorously pursue the Company's counterclaims against Gillette. The Company does not believe it has any material liability with respect to Gillette's claims described above. However, management and counsel at this time are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this matter. The Company will reassess this matter as new facts become available.

         We are involved in various other legal proceedings from time to time incidental to the conduct of our business. We believe that any ultimate liability arising out of such proceedings will not have a material adverse effect on our consolidated financial position or results of operations.


ITEM 4 - Submission of Matters to a Vote of Security Holders

         None.


                                 PART II


ITEM 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

         Our common stock, Paragraph A value $.01 per share (the "Common Stock") was traded in the over-the-counter market and was included in the NASDAQ National Market under the symbol "RAZR" until June 30, 1999, at which time the Company's Common Stock was delisted as a result of the Acquisition and Merger of the Company. Information with respect to market prices of our Common Stock for the first two quarters in 1999 and each of the quarters in 1998 is presented under Item 8 of this Report.

         We have not paid and do not anticipate paying any cash dividends on the Common Stock in the foreseeable future. From time to time, the Company's Board of Directors intends to review our dividend policy. Any payment of dividends will be at the discretion of the Board of Directors and will be dependent on our earnings and financial requirements and other factors, including the restrictions imposed by the General Corporation Law of the State of Delaware on the payment of dividends and covenants in our credit agreement, dated as of April 23, 1999 (the "Credit Agreement") and the indenture relating to the 9 7/8% Series B Senior Notes described in Note 6 to our Consolidated Financial Statements under Item 8 of this Report.

ITEM 6 - Selected Financial Data

         The following data (in thousands, except per share data) should be read in conjunction with our Consolidated Financial Statements included under Item 8 of this Report and management's discussion and analysis of financial condition and results of operations included under
Item 7 of this Report.

                                                Company
                                              -----------   Predecessor
                                                 Period     -----------
                                                  from        Period
                                               April 24,       from
                                                1999 to     January 1,                        Predecessor
                                                December      1999 to     ----------------------------------------------------
                                                  31,        April 23,                  Year ended December 31,
                                                  1999         1999          1998        1997<F1>     1996<F2>      1995<F3>
State of Income Data:                         -----------   -----------   -----------  -----------   -----------   -----------
Net sales . . . . . . . . . . . . . . . . .     $227,159      $87,591      $297,488      $296,607      $260,636     $230,453
Cost and expenses . . . . . . . . . . . . .
 Cost of sales<F4>  . . . . . . . . . . . .      155,496       58,520       201,978       196,991       169,949      149,994
 Selling, general and administrative
   expenses . . . . . . . . . . . . . . . .       52,567       21,429        63,516        60,206        54,867       48,487
 Amortization of intangible assets  . . . .        3,178          835         2,543         2,501         2,503        2,341
 Special charges<F5>  . . . . . . . . . . .           --           --         3,003            --            --          947
 Transaction expenses<F6>   . . . . . . . .           --       11,440            --            --            --           --
                                                --------     --------      --------      --------     --------      --------
Operating income (loss) . . . . . . . . . .       15,918       (4,633)       26,448        36,909        33,317       28,684

Interest expense  . . . . . . . . . . . . .       15,112        3,907        12,270        12,270        11,719       10,582
                                                --------     --------      --------      --------     --------      --------
Income (loss) before income taxes and
 extraordinary item   . . . . . . . . . . .          806       (8,540)       14,178        24,639        21,598       18,102
Income taxes (benefit)  . . . . . . . . . .        1,453         (842)        4,076         9,570         8,425        7,241
                                                --------     --------      --------      --------     --------      --------
(Loss) income before extraordinary item . .         (647)      (7,698)       10,102        15,069        13,173       10,861
Extraordinary item, net of income tax
benefit<F7> . . . . . . . . . . . . . . . .          611          118            --            --            --          980
                                                --------     --------      --------      --------     --------      --------
Net (loss) income . . . . . . . . . . . . .     $ (1,258)    $ (7,816)     $ 10,102      $ 15,069     $  13,173     $  9,881
                                                ========     ========      ========      ========     ========      ========
Basic earnings per share: . . . . . . . . .
 (Loss) income before extraordinary item  .       $(0.05)      $(0.64)        $0.83         $1.25         $1.09        $0.90
 Extraordinary item   . . . . . . . . . . .        (0.05)       (0.01)           --            --            --        (0.08)
                                                --------     --------      --------      --------     --------      --------
Net (loss) income . . . . . . . . . . . . .     $  (0.10)    $  (0.65)     $   0.83      $   1.25     $    1.09     $   0.82
                                                ========     ========      ========      ========     ========      ========
Weighted average number of shares
outstanding . . . . . . . . . . . . . . . .       12,110       12,110        12,107        12,094        12,093       12,093
                                                ========     ========      ========      ========     ========      ========





Diluted earnings per share:
 (Loss) income before extraordinary item  .       $(0.05)      $(0.64)        $0.83         $1.23         $1.09        $0.90
 Extraordinary item   . . . . . . . . . . .        (0.05)       (0.01)           --            --            --        (0.08)
                                                --------     --------      --------      --------     ---------     --------
 Net (loss) income  . . . . . . . . . . . .     $  (0.10)    $  (0.65)     $   0.83      $   1.23     $    1.09     $   0.82
                                                ========     ========      ========      ========     =========     ========
Weighted average number of shares
outstanding . . . . . . . . . . . . . . . .       12,110       12,198        12,223        12,255        12,139       12,135
                                                ========     ========      ========      ========     =========      ========


                                                      Company                              Predecessor
                                                   -------------   -----------------------------------------------------------
                                                                                   December 31,
                                                    --------------------------------------------------------------------------
                                                        1999           1998            1997           1996           1995
Balance Sheet Data:                                -------------   -------------  -------------   -------------  -------------
Total assets  . . . . . . . . . . . . . . . . . .     $402,871       $262,897        $254,081       $229,997       $208,263
Long-term obligations, including
 current portion  . . . . . . . . . . . . . . . .      185,616        127,333         123,612        112,181        109,789
Stockholders' equity  . . . . . . . . . . . . . .      129,002         69,554          59,439         44,523         30,898

[FN]
<F1> Our results of operations include results for the Cotton Division of American White Cross, Inc. ("AWC") since its April 22, 1997, acquisition date. Results for the period ended December 31, 1997, include net sales of AWC of $21.1 million.
<F2> Our results of operations include results for Bond-America Israel
     Blades, Ltd., and its wholly-owned subsidiary, A.I. Blades, Inc. (collectively, "Bond") since its March 29, 1996, acquisition date. Results for the period ended December 31, 1996, include net sales of Bond of $11.2 million.
<F3> Our results of operations include results for Absorbent Cotton
     Company ("ACCO") since its March 3, 1995, acquisition date. Results for the period ended December 31, 1995, include net sales of ACCO of $16.6 million.
<F4> Cost of sales for the period from April 24, 1999 to December 31,
     1999 includes additional inventory costs of $9.0 million resulting from adjusting the carrying value of acquired inventories to reflect their estimated fair market value at the Acquisition date.
<F5> See Note 14 to our Consolidated Financial Statements relating to the special charges in 1998. Special charges in 1995 relate to a litigation settlement and related expenses.
<F6> Transaction expenses of $11.4 million were incurred in connection with the sale of the Predecessor (see Note 1 to our Consolidated Financial Statements).
<F7> Extraordinary item relates to the early extinguishment of debt in
     1999 (see Note 6 to our Consolidated Financial Statements) and
     1995.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion of results of operations and financial condition is based upon and should be read in conjunction with the Consolidated Financial Statements of our Company and notes thereto included under Item 8 of this Report. Additionally, management has prepared pro forma results of operations for 1999 to enable a meaningful comparison between 1999 and 1998 results of operations. Accordingly, see "Pro Forma Year Ended December 31, 1999 Compared to Year Ended
December 31, 1998" discussions below which compare the year ended December 31, 1999 on a pro forma basis, assuming the Acquisition and the related financing transactions had occurred on January 1, 1999, with 1998 for a more meaningful comparison of operations.

Forward-Looking Statements.

         Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for our products, acceptance of new products, technology developments affecting our products and to those discussed in our filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

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

                                                      Predecessor                       Predecessor             Company
                                      -------------------------------------------  --------------------   --------------------
                                                Year Ended December 31,             Period from January    Period from April
                                      -------------------------------------------       1, 1999 to            24, 1999 to
                                              1997                   1998             April 23, 1999       December 31, 1999
                                      --------------------   --------------------  --------------------   --------------------
                                                                       (dollars in millions)
Net Sales:
 Razors and blades  . . . . . . . .    $182.6       61.6%     $184.0       61.9%     $55.2       63.0%     $146.3       64.4%
 Cotton and foot care<F1> . . . . .      80.4       27.1        87.3       29.3       25.5       29.1        58.8       25.9
 Custom bar soap  . . . . . . . . .      33.6       11.3        26.2        8.8        6.9        7.9        22.1        9.7
                                       ------      -----      ------      -----      -----      -----      ------      -----
    Total   . . . . . . . . . . . .    $296.6      100.0%     $297.5      100.0%     $87.6      100.0%     $227.2      100.0%
                                       ======      =====      ======      =====      =====      =====      ======      =====
Operating Income<F2>:
 Razors and blades  . . . . . . . .    $ 26.5       14.5%     $ 21.0       11.4%     $ 6.7       12.1%     $ 11.4        7.8%
 Cotton and foot care   . . . . . .       6.3        7.8         4.1        4.7        0.3        1.2         1.8        3.1
 Custom bar soap  . . . . . . . . .       4.1       12.3         1.3        5.0       (0.2)      (2.9)        2.7       12.2
                                       ------      -----      ------      -----      -----      -----      ------      -----
    Total   . . . . . . . . . . . .    $ 36.9       12.4%     $ 26.4        8.9%     $ 6.8        7.8%     $ 15.9        7.0%
                                       ======      =====      ======      =====      =====      =====       =====      =====

<F1> Fiscal 1997 includes net sales of AWC of $21.1 million since its acquisition on April 22, 1997.
<F2> Operating income for the period from January 1, 1999 to April 23,
     1999 excludes transaction expenses of $11.4 million incurred in connection with the sale of the Predecessor.


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

         Selling, general and administrative expenses include the costs incurred to support the sale and marketing of our products and the general and administrative costs of managing the business, including salaries and related benefits, commissions, advertising and promotion expenses, bad debts, travel and insurance.


Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

         The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from January 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to December 31, 1999. The Acquisition, and the related financing transactions, are assumed to have occurred on January 1, 1999 (see Notes 1 and 6 to our Consolidated Financial Statements). The pro forma condensed consolidated statement of operations for the year ended December 31, 1999, is not necessarily indicative of the results of operations that would have occurred for the year ended December 31, 1999, had the Acquisition and relating financing transactions occurred on January 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Annual Report on Form 10-K for the year ended
December 31, 1999.

    Unaudited Pro Forma Condensed Consolidated Statement of Operations
                   for the Year Ended December 31, 1999
                              (In Thousands)

                                                                                          Company
                                      Predecessor                        Predecessor     Historical
                                       Historical                         Pro Forma        Period
                                      Period from                        Period From        From                     Company
                                       January 1,                         January 1,     April 24,                  Pro Forma
                                        1999 to                            1999 to        1999 to                   Year Ended
                                       April 23,         Pro Forma        April 23,     December 31,   Pro Forma     December
                                          1999          Adjustments          1999           1999      Adjustments    31, 1999
                                       ---------        -----------       ---------       --------    -----------   ---------
Net sales . . . . . . . . . . . .   $87,591          $   --             $87,591        $227,159      $    --       $314,750
Cost of sales:
 Cost of sales  . . . . . . . . .   58,520              460<F1>          58,980         146,488           --        205,468
   Purchase accounting
   adjustment to inventory   . .       --            9,008<F2>           9,008           9,008        (9,008)<F2>     9,008
                                    -------          ------             -------        --------      -------       --------
 Gross profit   . . . . . . . . .    29,071          (9,468)             19,603          71,663        9,008        100,274

Selling, general and
 administrative expenses  . . . .    21,429              68<F3>          21,497          52,567           --         74,064
Amortization of intangible assets       835             638<F4>           1,473           3,178           --          4,651
Transaction expenses  . . . . . .    11,440              --              11,440              --           --         11,440
                                    -------          ------             -------        --------      -------       --------
 Operating (loss) income  . . . .    (4,633)        (10,174)           (14,807)          15,918        9,008         10,119

Interest expense  . . . . . . . .     3,907           2,030<F5>          5,937           15,112         (138)<F7>    20,911
                                    -------          -------           -------         --------       ------        --------
 (Loss) income before income
   taxes and extraordinary item .    (8,540)        (12,204)           (20,744)             806        9,146        (10,792)

Income taxes (benefit)  . . . . .      (842)         (4,666)<F6>        (5,508)           1,453        3,631<F6>       (424)
                                    -------         ------             -------         --------        -----       --------
 (Loss) income before
   extraordinary item . . . . . .   $(7,698)        $(7,538)          $(15,236)        $   (647)      $5,515       $(10,368)
                                    =======         =======            =======         ========       =======       ========

<F1> Adjustment to provide pro forma depreciation expense resulting from the application of purchase accounting adjustments computed based on the remaining useful lives of plant and equipment.

<F2> Adjustment to reflect the impact on cost of sales of additional inventory costs resulting from adjusting the carrying value of acquired inventories to reflect their estimated fair market value assuming the Acquisition occurred on January 1, 1999.

<F3> Adjustment to reflect the elimination of amortization of unrecognized prior service cost and unrecognized gains related to the Predecessor's pension and postretirement benefit plans.




<F4> Adjustment to reflect the elimination of $705 of amortization related to historical goodwill and record pro forma amortization of $1,343 related to intangible assets including goodwill, trademarks and patents recorded in connection with the Acquisition. Goodwill and trademarks are being amortized over a 40-year useful life and patents are being amortized over a 15-year useful life. These periods are believed by management to be reasonable based on the expected lives of the underlying processes, products, and equipment assumed to be acquired.

<F5> Adjustment to reflect (i) the elimination of historical interest expense of $494 related to the Predecessor's credit facilities, loan commitment fees, and the amortization of deferred financing costs, (ii) pro forma amortization of $353 for the $8,001 in deferred financing costs incurred in connection with the financing, amortized over the respective lives of the Company's credit facilities, and (iii) pro forma interest expense of $2,171 on the Company's credit facilities related to the balances assumed to be outstanding on January 1, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on January 1, 1999, includes $5,000 under the revolving credit facility and $88,000 under the Term Loan Facility. In addition, the purchase of $30,700 in Senior Notes on June 10, 1999, was assumed to occur on January 1, 1999.

<F6> Adjustment to reflect the income tax consequences of the pro forma adjustments computed at the statutory rate of 39.7% excluding the net adjustment for goodwill of $451 which is not tax deductible.

<F7> Adjustment to reflect pro forma interest expense of $261 on the
     Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (e) above. Adjustment to reflect pro forma interest expense reduction of $399 related to the $30,700,000 in Senior Notes which were assumed to be purchased on April 24, 1999.


Pro Forma Year Ended December 31, 1999 Compared to Year Ended
December 31, 1998

         Net Sales. Net sales for pro forma 1999 and 1998 were $314.8 million and $297.5 million, respectively, an increase of $17.3 million or 5.8%. We did not experience any significant price increases in 1999 across our three business segments. Our increase in net sales for 1999 related primarily to volume increases.

         Razors and Blades. Net sales of our razors and blades segment for pro forma 1999 and 1998 were $201.5 million and $184.0 million, respectively, an increase of $17.5 million or 9.5%.

         Net sales of shaving razors and blades for pro forma 1999 and 1998 were $134.3 million and $119.0 million, respectively, an increase of $15.3 million or 12.8%. Net sales of domestic value branded shaving products increased 32.1% compared to 1998, rebounding from weak sales in 1998, reflecting sales gains relating to the launch of the new Tri-Flexxx (Trademark) shaving product, an increase in promotional programs with several customers and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products were substantially unchanged compared to 1998. Net sales of shaving products in international markets increased 9.2% (net of a 2% negative impact of unfavorable exchange rates) reflecting stronger sales in certain markets.

         Net sales of blades and bladed hand tools for pro forma 1999 and 1998 were $50.6 million and $48.9 million, respectively, an increase of $1.7 million or 3.6%. This growth primarily reflects increased sales of our Personna (Registered Trademark) and American Line (Trademark) brands of products as a result of distribution gains.

         Net sales of specialty industrial and medical blades for pro forma 1999 and 1998 were $16.6 million and $16.1 million, respectively, an increase of $0.5 million, or 3.2%. Sales of specialty industrial products decreased 6.3% due primarily to inventory adjustments by certain customers and mix shifts to lower priced blade products. Additionally, certain of our distributors experienced increased competition in their serviced niche markets. Sales of medical products increased 12.3% due primarily to increased distribution of certain products.

         Cotton and Foot Care. Net sales of cotton and foot care products for pro forma 1999 and 1998 were $84.3 million and $87.3 million, respectively, a decrease of $3.0 million, or 3.5%. This decrease results primarily from issues related to the cotton coil matter (see Note 12 to our Consolidated Financial Statements and Item 3 - Legal Proceedings) and the continuing integration and reorganization of the Company's cotton operations.

         Custom Bar Soap. Net sales of our custom bar soap products for pro forma 1999 and 1998 were $29.0 million and $26.2 million, respectively, an increase of $2.8 million, or 10.5%. This increase results primarily from increased sales volume to certain of our pharmaceutical/skin care customers.

         Gross Profit. Gross profit increased $4.8 million to $100.3 million for pro forma 1999 from $95.5 million for 1998. As a percentage of net sales, gross profit was 31.9% for pro forma 1999 and 32.1% for 1998. Excluding the purchase accounting adjustment to inventory of $9.0 million, gross profit increased $13.8 million to $109.3 million for pro forma 1999, from $95.5 million for 1998, and as a percentage of net sales, gross profit was 34.7% for pro forma 1999, and 32.1% for 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. Soap margins improved due to lower material costs for certain raw materials. This improvement in blade and soap margins was somewhat offset by increased depreciation expense resulting from the Acquisition and by lower margins in the Company's cotton operations due to increased distribution costs and higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the cotton operations.

         Operating and Other Expenses. Selling, general and administrative expenses were 23.5% of net sales for pro forma 1999, compared to 21.4% for 1998. This increase primarily reflects an increase in promotional support for our shaving blade products and an increase in legal fees resulting from the Gillette lawsuit. Amortization of goodwill and other intangible assets increased $2.2 million to $4.7 million for pro forma 1999 from $2.5 million for 1998, reflecting increased amortization of intangible assets related to the Acquisition. Interest expense increased $8.6 million to $20.9 million for pro forma 1999, from $12.3 million for 1998, due primarily to the write-off of approximately $2.1 million in connection with the reduction in the term loan facility and increased interest expense, commitment fees and amortization of deferred loan fees associated with debt incurred in connection with the Acquisition. This increase was somewhat offset by lower interest expense relating to the Company's $30.7 million purchase of its 9 7/8% Series B Senior Notes in June 1999.

         In connection with the Acquisition the Predecessor incurred approximately $11.4 million in transaction expenses related primarily to
(i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the Acquisition, including legal and other advisory fees, and (iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.

         Costs of $0.7 million (net of tax benefit) associated with the purchase of the Senior Notes and repayment of the Terminated Credit Facility (see Note 6 to our Consolidated Financial Statements) are reflected in the consolidated statement of operations in the caption "Extraordinary item".

         As of December 31, 1999, approximately $0.3 million remained as an accrued expense on our balance sheet related to the Company's special charges which is expected to be utilized for asset write-offs during 2000.

         Our effective income tax rate for pro forma 1999 and 1998 was (3.9)% and 28.7%, respectively, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain non-deductible transaction expenses, state income taxes, net of the federal tax benefit, and in 1998 due to a tax benefit relating to the settlement of tax issues. (See Note 9 to our Consolidated Financial Statements).


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

         Net sales of shaving razors and blades for 1998 and 1997 were $119.0 million and $120.8 million, respectively, a decrease of $1.8 million or 1.5%. Net sales of domestic value branded shaving products in 1998 declined 9.6% compared to 1997 and net sales of domestic private label shaving products decreased 5.8% over the same period. In 1997, net sales of domestic value branded shaving products were favorably affected by the launch of the Revlon Perfect Finish (Trademark) shaving system. 1998 sales of the Revlon Perfect Finish (Trademark) shaving system were significantly below 1997 levels and at the end of 1998, due to a lack of demand, we discontinued the sale of this product. Excluding sales of this product, domestic value branded sales were essentially flat during the period. Net sales of domestic private label shaving products were down due primarily to heavy promotional activity by Gillette and reduced promotional support by certain customers in advance of and during the introduction of the Gillette Mach3 (Trademark) shaving system. Net sales of shaving products in international markets increased 8.2% (net of a 3% negative impact of unfavorable exchange rates) reflecting stronger sales in certain markets.

         Net sales of blades and bladed hand tools for 1998 and 1997 were $48.9 million and $45.4 million, respectively, an increase of $3.5 million or 7.7%. This growth primarily reflects increased sales of our Personna (Registered Trademark), Ardell (Trademark) and American Line (Trademark) brands of products as a result of distribution gains and new product introductions in the Personna (Registered Trademark) line of products.

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

         A modest 0.3% of net sales increase in razors and blades gross margins due to lower manufacturing overhead was more than offset by costs incurred in the continuing integration of the cotton operations of AWC with those of the Company, and the related reorganization of our cotton operations. During fiscal 1998, we opened a new cotton production facility in Nogales, Mexico, closed our Sparks, Nevada facility and expanded the operations of our Cleveland, Ohio facility. The process of integrating the product lines, equipment and facilities acquired in the AWC transaction and executing our reorganization plan was more difficult than we anticipated. As a result, we experienced production inefficiencies that resulted in higher manufacturing, distribution, and freight costs. These difficulties also resulted in reduced levels of customer service. In addition to the reorganization of our cotton operations, gross margins in our soap business were negatively impacted by higher absorption of manufacturing overhead and depreciation over a lower sales base.

         Operating and Other Expenses. Selling, general and administrative expenses were 21.4% of net sales for 1998, compared to 20.3% for 1997. This increase primarily reflects an increase in promotional support for our shaving blade products, increased spending on new product development activities, primarily with respect to Tri-Flexxx (Trademark), and absorption of soap operating expenses over a smaller sales base. Amortization of goodwill and other intangible assets was unchanged at $2.5 million for 1998 and 1997. Interest expense was unchanged at $12.3 million for 1998 and 1997.

         During 1998, we recorded special charges aggregating $3.0 million, which were comprised of approximately $1.0 million related to our decision to discontinue the Revlon Perfect Finish (Trademark) shaving system, approximately $1.8 million for certain severance and employee benefits related to the termination of certain employees, and approximately $0.2 million related to the shutdown of our cotton operations in Sparks, Nevada. Employee terminations have resulted primarily from the consolidation of our sales forces and the termination of certain other management employees. As of December 31, 1998 approximately $1.6 million remained as an accrued expense on our balance sheet, which was substantially paid or utilized for asset impairment during 1999.

         Our effective income tax rate for 1998 and 1997 was 28.7% and 38.8%, respectively, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, state income taxes, net of the federal tax benefit, and in 1998 due to a tax benefit relating to the settlement of tax issues. (See Note 8 to our consolidated financial statements).

Liquidity and Capital Resources

         Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility. For the period from April 24, 1999 to December 31, 1999, net cash provided by operating activities amounted to $19.3 million and for the period from January 1, 1999 to April 23, 1999, net cash used in operating activities amounted to $5.3 million. For the years ended December 31, 1998 and 1997, net cash provided by operating activities amounted to $12.5 million and $12.0 million, respectively. Net cash provided by operating activities for the period from April 24, 1999 to December 31, 1999 primarily reflects a decrease in inventories of $15.1 million due in part to the write-off of the purchase accounting adjustment of $9.0 million and a decrease in income taxes receivable of $3.7 million which was somewhat offset by a decline in net income, a decrease in accounts payable and an increase in accounts receivable. Net cash used in operating activities for the period from January 1, 1999 to April 23, 1999 primarily reflects the payment of transaction expenses of $11.4 million relating to the Acquisition, an increase in inventories of $7.7 million and an increase in income taxes receivable of $2.3 million, which were somewhat offset by a decrease in accounts receivable. The increase in net cash provided by operating activities for 1998 compared to 1997 primarily reflects a decrease in trade receivables of $1.2 million reflecting the timing of customer payments as compared to an increase of $7.7 million in 1997, offset by a decline in net income and a decline in accounts payable.

         For the period from April 24, 1999 to December 31, 1999 and for the period from January 1, 1999 to April 23, 1999, net cash used in investing activities related primarily to capital expenditures of $8.4 million and $3.6 million, respectively. For the years ended December 31, 1998 and 1997, net cash used in investing activities amounted to $12.6 million and $24.0 million, respectively. Net cash used in investing activities for 1998 related primarily to capital expenditures of $11.4 million and the purchase of Wolco for $0.6 million. Net cash used in investing activities for 1997 related primarily to capital expenditures of $13.7 million and the purchase of AWC for $10.3 million.

         For the period from April 24, 1999 to December 31, 1999, net cash used in financing activities resulted from $18.6 million in net advances to the Company's parent and deferred loan fees of $0.4 million which were substantially offset by net borrowings of $18.4 million. For the period from January 1, 1999 to April 23, 1999, net cash provided from financing activities resulted from net borrowings of $39.5 million which was reduced by net advances to the Company's parent of $24.2 million and deferred loan fees of $7.6 million. For the years ended December 31, 1998 and 1997, net cash provided by financing activities was $2.1 million and $11.4 million, respectively. Net cash provided by financing activities for 1998 and 1997 resulted from net borrowings of $2.0 million and $11.4 million, respectively.

         At December 31, 1999, long-term indebtedness amounted to $185.6 million (including the current portion of $10.5 million), and we had $25.0 million available for future borrowings and letters of credit under our revolving credit facility. The weighted-average interest rate incurred by us with respect to our debt obligations was approximately

9.5% for the period from April 24, 1999 to December 31, 1999 and approximately 9.3% for the period from January 1, 1999 to April 23, 1999.

         Our liquidity requirements are primarily the funding of working capital needs, which consist of inventory and accounts receivable, capital expenditures and scheduled principal and interest payments on indebtedness. Capital expenditures in 1999 totaled $12.1 million, as compared to $11.4 million in 1998 and $13.7 million in 1997. We expect our capital expenditures to increase to approximately $12.5 million in 2000. It is anticipated that these expenditures will fund purchases of equipment to support production capacity for new and existing products as well as routine on-going requirements.

         We believe that our cash on hand, anticipated funds from operations and the amounts available to us under our revolving credit facility will be sufficient to cover our working capital, capital expenditures, debt service requirements and tax obligations as well as our growth-oriented strategy for our existing business for at least the next 12 months.

         Our ability to fund operations, make capital expenditures and make scheduled principal and interest payments or to refinance our indebtedness will depend upon our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond our control.

Market Risk

         The Company is exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact our results of operations, cash flows and financial position. We manage these risks through regular operating and financing activities and periodically use derivative financial instruments such as foreign exchange option and forward contracts and interest rate cap and swap agreements. These derivative instruments are placed with major financial institutions and are not for speculative or trading purposes.

         The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 31, 1999. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

         At December 31, 1999, the Company carried $185.6 million of outstanding debt on its books, with $113.3 million of that total held at variable interest rates. In October 1999, the Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56,250,000 of its variable rate debt outstanding to manage its interest rate risk (see Note 6 to our Consolidated Financial Statements). Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10%, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $3.4 million.

Foreign Currency Risk

         The Company sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

         The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures in major currencies. The Company has entered into currency option contracts to minimize the risk of foreign currency fluctuations. The value of these contracts at December 31, 1999 was not material to the Company's earnings, cash flow and financial position.

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

Year 2000 Computer Issues

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, as well as hardware designed with similar constraints. If corrective action was not taken, some of our computer programs and hardware that have date sensitive functions could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, receive invoices, make payments or engage in normal business transactions.

         We took action to resolve those Year 2000 issues that were under our control. The overall effort encompassed our razors and blades, cotton and foot care and custom bar soap business segments and covered international as well as domestic sites. We centrally monitored and controlled the effort; however, there were designated representatives at each affiliate and subsidiary location with responsibility for resolving site-specific Year 2000 issues.

         Our systems made a successful transition into the Year 2000 without any problems and we have had no issues with supplier Year 2000 problems, so the Year 2000 issue has had no material impact on the Company.

         Since most of our Year 2000 issues were addressed through normal planned upgrades, incremental external Year 2000 costs were minimal, approximating $115,000.

Inflation

         Inflation has not been material to our operations within the periods presented.


ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk

         The information called for by this item is provided under the captions "Market Risk", "Interest Rate Risk" and "Foreign Currency Risk" under Part I, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.


ITEM 8 - Financial Statements and Supplementary Data

         The consolidated financial statements of the registrant are submitted as a separate section of this Report starting on page 46. Information related to "Quarterly Data (Unaudited)" is summarized below:

                                                                                 1999
                                                    --------------------------------------------------------------
                                                    First             Second               Third            Fourth
                                                    -----             ------               -----            ------
                                                        (In thousands, except per share and market price data)
Net sales . . . . . . . . . . . . . . . . . . . .   $70,287           $77,246              $86,080          $81,137
Gross profit  . . . . . . . . . . . . . . . . . .    23,458            18,362<F1>           31,167           27,747
Transaction expenses  . . . . . . . . . . . . . .        --            11,440<F2>               --               --
Income (loss) before extraordinary item . . . . .     1,974           (13,397)               1,259            1,819
Extraordinary item  . . . . . . . . . . . . . . .        --               729                   --               --
Net income (loss) . . . . . . . . . . . . . . . .     1,974           (14,126)               1,259            1,819
Earnings per share - income (loss) before
extraordinary item
 Basic  . . . . . . . . . . . . . . . . . . . . .      0.16             (1.11)                0.10             0.15
 Diluted  . . . . . . . . . . . . . . . . . . . .      0.16             (1.11)                0.10             0.15
Earnings per share - net income (loss)
 Basic  . . . . . . . . . . . . . . . . . . . . .      0.16             (1.17)                0.10             0.15
 Diluted  . . . . . . . . . . . . . . . . . . . .      0.16             (1.17)                0.10             0.15
Market price
 High   . . . . . . . . . . . . . . . . . . . . .     14.06             14.25                  n/a              n/a
 Low  . . . . . . . . . . . . . . . . . . . . . .      9.88             11.81                  n/a              n/a


                                                                                  1998
                                                       -----------------------------------------------------------
                                                      First            Second             Third              Fourth
                                                      -----            ------             -----              ------
                                                          (In thousands, except per share and market price data)
Net sales . . . . . . . . . . . . . . . . . . . . .   $66,511          $73,751            $80,171            $77,055
Gross profit  . . . . . . . . . . . . . . . . . . .    19,508           23,800             26,902             25,300
Special charges <F3>  . . . . . . . . . . . . . . .     1,003               --                 --              2,000
Net income  . . . . . . . . . . . . . . . . . . . .       789            2,094              3,702              3,517<F4>
Earnings per share
 Basic  . . . . . . . . . . . . . . . . . . . . . .       .07              .17                .31                .29<F4>
 Diluted  . . . . . . . . . . . . . . . . . . . . .       .06              .17                .30                .29<F4>
Market price
 High   . . . . . . . . . . . . . . . . . . . . . .     23.25            18.38              14.75              12.63
 Low  . . . . . . . . . . . . . . . . . . . . . . .     17.50            11.00               8.63               8.13

<F1> Includes additional inventory costs of $9.0 million resulting from adjusting the carrying value of acquired inventories to reflect their estimated fair market value at the Acquisition date.

<F2> Relates to expenses incurred in connection with the sale of the
     Predecessor (see Note 1 to our Consolidated Financial Statements).

<F3> See Note 14 to our Consolidated Financial Statements.

<F4> Includes a tax benefit of $1.5 million or $.13 per share relating to the settlement of tax issues (see Note 9 to our Consolidated Financial Statements).


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                 PART III

ITEM 10 - Directors and Executive Officers of the Registrant

         The following table sets forth the name, age and position of each of the Company's directors, executive officers and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Company's Board of Directors.

Name                Age   Position
----                ---   --------

James D. Murphy     53    President and Chief Executive Officer and
                          Director
Alan R. Koss        66    Senior Vice President - Chief Financial
                          Officer
James W. Nelson     60    Senior Vice President - Manufacturing and
                          Logistics
Karen A. August     42    Senior Vice President - Consumer Products
Mario E. Soussou    49    Senior Vice President - International
Gary R. Moorhead    51    Vice President - General Manager, Custom Bar
                          Soap
Paul W. Tonnesen    35    Vice President- Consumer Products
Gary S. Wade        51    Vice President - Industrial/Specialty
Adam L. Suttin      32    Vice President and Secretary and Director
John W. Childs      58    Director
Timothy J. Healy    50    Director
Raymond B. Rudy     69    Director

Biographical Information

         Mr. Murphy joined the Company as President and Chief Executive Officer on April 23, 1999 in connection with the acquisition of American Safety Razor Company by RSA Acquisition Corporation, an affiliate of J.W. Childs Equity Partners II, L.P. (the "Acquisition"). He has nearly 25 years of experience in the packaged goods industry both domestically and internationally. He has held the senior management position in three companies over the last ten years as either Country Manager, Division President or President/CEO. Mr. Murphy is the former President and CEO of the Personal Care Group which was acquired by J.W. Childs in 1996 and sold to Playtex Products, Inc. in 1998. Prior to this, Mr. Murphy was Managing Director for Scott Paper, Ltd. from 1995 through 1996 with responsibility for the U.K. and Ireland. From 1983 to 1995, he held increasing levels of responsibility at L&F Products including President of the Canadian Division and President of the Personal Care Division. He also held senior management positions at the Airwick Division of Ciba Geigy and American Home Products.

         Mr. Koss joined the Company as Senior Vice President - Chief Financial Officer on September 1, 1999. Prior to joining the Company he was Executive Vice President and Chief Financial Officer of the Personal Care Group, which was acquired by J.W. Childs in 1996 and sold to Playtex Products, Inc. in 1998. Mr. Koss held the position of Senior Vice President and Chief Financial Officer at Snapple Beverage Corporation when it was acquired by Thomas H. Lee Company until it was sold to the Quaker Oats Company. Prior to this, Mr. Koss was Executive Vice President of the Gaines Food Company, a subsidiary of Anderson, Clayton, and for many years before that held a series of executive positions of increasing responsibility with the General Foods Corp.

         Mr. Nelson joined the Company as Senior Vice President - Manufacturing and Logistics on April 23, 1999 in connection with the Acquisition. From 1963 to 1998, Mr. Nelson has held senior management positions in manufacturing and logistics with consumer and health care product companies such as Reckitt and Colman, L&F Products, and Johnson and Johnson.

         Ms. August joined the Company as Senior Vice President - Consumer Products on April 23, 1999 in connection with the Acquisition. Ms. August has over 15 years of consumer packaged goods experience that spans a wide range of categories in personal care and household products. Prior to joining the Company, Ms. August was Vice President, Marketing for the Personal Care Group from 1996 to 1998. Prior to working at Personal Care Group, Ms. August held positions of increasing responsibility for L&F Products.

         Mr. Soussou joined the Company as Senior Vice President - International on April 23, 1999 in connection with the Acquisition. From 1996 to 1998 he was the Managing Director, International Business for the Personal Care Group where he oversaw the company's international business. From 1992 to 1995, Mr. Soussou was Vice President of Snapple Beverage Corporation. He was Director of International Business
Development and Exports at Best Foods, Inc., where he held various positions of increasing responsibility between 1981 and 1992.

         Mr. Moorhead joined the Company in 1980, in connection with the acquisition of the Hewitt Soap Company and held various sales and marketing positions until April 1997, when he became Vice President - General Manager, Custom Bar Soap.

         Mr. Tonnesen joined the Company in October 1998 and has served as Vice President - Consumer Products since that time. Prior to joining the Company, Mr. Tonnesen was National Sales Manager for the Personal Care Group since 1996. From 1994 to 1996, Mr. Tonnesen was Eastern Zone Sales Manager at H.J. Heinz, Inc./Kraft General Foods. From 1991 to 1994, Mr. Tonnesen held various positions at Kraft General Foods.

         Mr. Wade has been employed in various sales, management and marketing positions in our industrial blade division since 1978. In 1990, Mr. Wade was appointed Vice President - Industrial/Specialty. Prior to joining the Company, Mr. Wade was employed in various sales and sales management positions with the General Products Division of Philip Morris U.S.A.

         Mr. Suttin became a member of the Company's Board of Directors on April 23, 1999 in connection with the Acquisition. He has been a Managing Director of J.W. Childs Associates, L.P. ("JWCA") since January 1998, and has been with JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from August 1989, most recently holding the position of Associate. He is a director of Quality Stores, Inc., Empire Kosher Poultry, Inc. and DESA International, Inc.

         Mr. Childs became a member of the Company's Board of Directors on April 23, 1999 in connection with the Acquisition. He has been President of JWCA since July 1995. Prior to that time, he was an executive at Thomas H. Lee Company from May 1987, most recently holding the position of Senior Managing Director. Prior to that, Mr. Childs was with the Prudential Insurance Company of America where he held various executive positions in the investment area ultimately serving as Senior

Managing Director in charge of the Capital Markets Group. He is a director of Big V Supermarkets, Inc., Quality Stores, Inc., Chevys Holdings, Inc., Beltone Electronics Corp., Pan Am International Academy, Inc., DESA International, Inc., Edison Schools Inc., and Bass Pro Inc.

         Mr. Healy became a member of the Company's Board of Directors on April 23, 1999 in connection with the Acquisition. He has been a Managing Director of JWCA since July 1998. From 1991 to 1998, Mr. Healy was President and Chief Executive Officer of Select Beverages. Prior to 1991, he was Executive Vice President and Chief Operating Partner of National Beverage Corporation and from 1972 to 1986 he held various executive and marketing positions of increasing responsibility for Proctor & Gamble Co.; Frito-Lay, Inc.; Heinz, USA; General Foods Corporation and the NutriSweet division of G.D. Searle & Co. He is the chairman of IDF Holdings, Inc.

         Mr. Rudy became a member of the Company's Board of Directors on April 23, 1999 in connection with the Acquisition. He has been a Managing Director of JWCA since July 1995. Prior to that time, he was Deputy Chairman and Director of Snapple Beverage Corporation from 1992 until the company was sold in 1994. From 1987 to 1989, Mr Rudy was President of Best Foods Subsidiaries of CPC International. From 1984 to 1986, Mr. Rudy was Chairman, President and CEO of Arnold Foods Company, Inc. He is Chairman of Beltone Electronics Corp., Vice Chairman of Empire Kosher Poultry, Inc. and a director of International Diverse Foods, Inc., Widmer Brothers Brewing Company and DESA International, Inc.


ITEM 11 - Executive Compensation

         The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 31, 1999, and the two prior fiscal years, paid or awarded to those persons who were, at December 31, 1999: (i) the Company's chief executive officer, (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total annual salary and bonus exceeded $100,000 during such period (collectively, the "Named Executive Officers") and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer of the Company as of December 31, 1999.

                        Summary Compensation Table

                                                                                                                    Long-Term
                                         Annual Compensation                                                      Compensation
                                         -------------------                                                      ------------
                                                                                                                   Securities
                                                                                            Other Annual           Underlying
Name and Principal Position            Year                Salary<F1>        Bonus<F2>    Compensation<F3>           Options
------------------------------         ----                 ---------         --------    ---------------           ---------
James D. Murphy                        1999                   274,364          372,500                  0                    0
 President and Chief                   1998                         0                0                  0                    0
 Executive Officer                     1997                         0                0                  0                    0

James W. Nelson                        1999                   134,065          132,500                  0                    0
 Senior Vice President -               1998                         0                0                  0                    0
 Manufacturing and Logistics           1997                         0                0                  0                    0

Karen A. August                        1999                   135,400          130,000                  0                    0
 Senior Vice President -               1998                         0                0                  0                    0
 Consumer Products                     1997                         0                0                  0                    0

Mariou E. Soussou                      1999                   137,050          130,000                  0                    0
 Senior Vice President -               1998                         0                0                  0                    0
 International                         1997                         0                0                  0                    0

Gary S. Wade                           1999                   141,828           84,500             32,000<F4>                0
 Vice President - Industrial/          1998                   134,678           64,300                  0                    0
 Specialty                             1997                   124,785           45,010                  0                7,500

Thomas H. Quinn                        1999                    41,668                0            374,000<F5>                0
 Past Chairman and                     1998                   125,000                0                  0                    0
 Chief Executive Officer               1997                   125,000                0                  0                    0

Thomas G. Kasvin                       1999                   150,003          105,000          1,191,250<F6>                0
 Past Senior Vice President -          1998                   190,832                0                  0                    0
 Chief Financial Officer               1997                   174,667          117,447                  0               15,000

____________________

<F1>   Includes amounts deferred under the Company's 401(k) plan.

<F2>   The Company provides bonus compensation based on an individual's achievement of certain specified objectives, with additional rewards if certain operating objectives, including, among others, EBITDA, are met. The bonus plan is administered by the Company's Compensation Committee.

<F3>   Except as indicated, no executive named in the table received any other annual compensation in an amount in excess of the lesser of either $50,000 or 10% of the total of annual salary and loans reported for him in the two preceding columns for the periods covered by this table.



<F4>   Payment related to the April 30, 1999 redemption of the
       Predecessor's stock options.

<F5>   Payment pursuant to a Letter Agreement dated as of February 5,
       1999 between the Company and Mr. Quinn.

<F6>   Payment of $660,000 pursuant to an Employment Protection Agreement dated December 8, 1997 between the Company and Mr. Kasvin, payment of $300,000 pursuant to a Letter Agreement dated July 15, 1998 between the Company and Mr. Kasvin and payment of $231,250 related to the April 30, 1999 redemption of the Predecessor's stock options.


Employment Agreements

         The Company is in the process of negotiating and finalizing an employment agreement with Mr. Murphy.

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

         On December 8, 1997, the Company entered into Employment Protection Agreements (the "Protection Agreements") with each of Messrs. Weathersby and Kasvin (the "Executive"). The Protection Agreement provides that, in the event of a Change of Control (as defined therein), the Company will pay the Executive a lump sum in cash (the "Change of Control Payment") equal to: (i) one year's base salary (six months in the case of Mr. Weathersby) and (ii) an amount equal to 100% of Executive's target bonus (50% in the case of Mr. Weathersby) for the fiscal year in which the Change of Control occurs. If, after a Change of Control, Executive's employment is terminated or is otherwise materially and adversely affected, Executive will be entitled to an additional lump sum payment equal to the Change of Control Payment. In addition, all stock options previously granted to the Executive, whether or not vested, shall become immediately exercisable. Executive shall have one year from such date to exercise the options. During 1999, Mr. Weathersby and Mr. Kasvin received payments aggregating $542,000 and $660,000, respectively, under their Employment Protection Agreements. In addition, Mr. Weathersby and Mr. Kasvin received payments aggregate $203,375 and $231,250, respectively, related to the April 30, 1999 redemption of the Predecessor's stock options.

         On July 15, 1998, the Company entered into a Letter Agreement with Mr. Kasvin, in which the Company agreed to pay Mr. Kasvin $300,000 on September 1, 1999 (above and beyond salary and other benefits which he is receiving) if he remained employed by the Company until that date (or was terminated by the Company without cause prior to that date). Mr. Kasvin remained on the payroll until September 30, 1999 and received a payment of $300,000 under the Letter Agreement.

         On November 9, 1998, the Company entered into a Separation and Release Agreement (the "Release Agreement") with Mr. James V. Heim, Senior Vice President of Consumer and Personal Products. Pursuant to the terms of the Release Agreement, Mr. Heim's employment with the Company ceased on November 30, 1998. In satisfaction of all Mr. Heim's claims for compensation, Mr. Heim received a lump sum payment from the Company of $322,500. Mr. Heim may exercise his stock options in the Company's stock until November 30, 1999. In furtherance of the Employee Patent and Confidential Information Agreement executed by Mr. Heim on June 3, 1996, Mr. Heim agreed that he would keep secret all confidential financial and proprietary matters of the Company and would not take with him any documents relating to the Company. Mr. Heim received a payment of $64,000 related to the April 30, 1999 redemption of the Predecessor's stock options.

         On February 5, 1999, the Company entered into a Letter Agreement with Thomas H. Quinn. Pursuant to the Letter Agreement, Mr. Quinn's employment with the Company will cease upon a change of control of the Company. In recognition of his service and dedication to the Company, Mr. Quinn is entitled to receive a lump sum payment, upon consummation of a change of control, from the Company of $374,000. Mr. Quinn received a payment of $374,000 under the Letter Agreement.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         As of December 31, 1999, there were 12,110,349 shares of the Company's Common Stock outstanding which were owned 100% by the Company's parent, RSA Holdings Corporation. The following table sets forth as of December 31, 1999 certain information with respect to the number of shares of common stock of RSA Holdings Corporation beneficially owned by
(i) each director of the Company who beneficially owned common stock,
(ii) each executive officer of the Company as of December 31, 1999, named in the table under "Executive Compensation" under Item 11 of this Report, who beneficially owned common stock, (iii) all directors and executive officers of the Company as a group and (iv) each person or entity that beneficially owned (directly or together with affiliates) more than 5% of the common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except as otherwise noted.

                                                                   Common Stock
                                                 Beneficially       Percentage
Name                                               Owned<F1>      Ownership<F1>
---------------------------------------------    ------------      ------------
Directors and Executive Officers:
John W. Childs <F2> . . . . . . . . . . . . .       45,320             4.4%
Timothy J. Healy  . . . . . . . . . . . . . .        1,944             <F*>
Raymond B. Rudy . . . . . . . . . . . . . . .        2,500             <F*>
Adam L. Suttin <F3> . . . . . . . . . . . . .        6,105             <F*>
James D. Murphy . . . . . . . . . . . . . . .        6,667             <F*>
Alan R. Koss <F4> . . . . . . . . . . . . . .        1,111             <F*>
James W. Nelson . . . . . . . . . . . . . . .        2,222             <F*>
Karen A. August . . . . . . . . . . . . . . .        2,222             <F*>
Mario E. Soussou <F5> . . . . . . . . . . . .        5,000             <F*>
Gary R. Moorhead  . . . . . . . . . . . . . .          278             <F*>
Paul W. Tonnesen  . . . . . . . . . . . . . .          417             <F*>
Gary S. Wade  . . . . . . . . . . . . . . . .        3,378             <F*>
All directors and executive officers as a           77,164             7.6%
 group (12 persons)   . . . . . . . . . . . .

Other Principal Stockholders:
J.W. Childs Equity Partners II, L.P. <F6>  . .       904,097           88.6%

____________________

<F*>   Indicates beneficial ownership of less than 1% of shares of common stock.

<F1>   Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Under
       Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

<F2>   Includes 556 shares of common stock held by Richard Childs and 556 shares of common stock held by James Childs for each of which Mr. Childs disclaims beneficial ownership.

<F3>   Includes 276 shares of common stock held by the Suttin Irrevocable
       Family Trust, 599 shares of common stock held by the Suttin Family Trust II and 2,281 shares of common stock held by the Eugene Suttin IRA for each of which Mr. Suttin disclaims beneficial ownership.

<F4>   Includes 222 shares of common stock held by the Jadyn Emma Koss
       Trust for which Mr. Koss disclaims beneficial ownership.

<F5>   Includes 111 shares of common stock held by the Isabelle Soussou
       Trust and 111 shares of common stock held by the Moriella Soussou Trust for each of which Mr. Soussou disclaims beneficial ownership.




<F6>   Shares of common stock shown as beneficially owned by J.W. Childs
       Equity Partners II, L.P. are owned by RSA Holdings Corporation, which is wholly owned by J.W. Childs Equity Partners II, L.P. J.W. Childs Advisors II, L.P. is the sole general partner of J.W. Childs Equity Partners II, L.P. J.W. Childs Associates, L.P. is the sole general partner of J.W. Childs Advisors II L.P. J. W. Childs Associates, Inc. is a corporation, the officers of which are Messrs. John W. Childs, Steven G. Segal, Adam L. Suttin, Glenn
       A. Hopkins, Dana L. Schmaltz, Edward D. Yun and Allan A. Dowds. Messrs. Childs and Suttin are directors of the Company. Each of Messrs. Childs, Segal, Suttin and Hopkins may be deemed to share beneficial ownership of the shares shown as beneficially owned by
       J. W. Childs Equity Partners II, L.P. Each of these individuals disclaims such beneficial ownership. Messrs. Raymond B. Rudy and Timothy J. Healy are directors of the Company and are also Managing Directors of J.W. Childs Associates, L.P. Messrs. Rudy and Healy disclaim that they are the beneficial owners of any shares beneficially owned by J.W. Childs Equity Partners II, L.P. Each of the foregoing has a business address c/o J.W. Childs Equity Partners, One Federal Street, 21st Floor, Boston, MA 02110.



ITEM 13 - Certain Relationships and Related Transactions

         J.W. Childs. J.W. Childs owns approximately 89% of RSA Holdings Corporation, which beneficially owns 100% of the Company's Common Stock. The President of J.W. Childs is Mr. John W. Childs, the Senior Managing Director is Mr. Steven G. Segal and the other Managing Directors are Messrs. John V. Bock, Jr., Glenn A. Hopkins, Jerry D. Horn, Timothy J. Healy, Raymond B. Rudy and Adam L. Suttin. Messrs. Childs, Healy, Rudy and Suttin are directors of the Company. J.W. Childs assisted the Company in negotiating the Acquisition and arranging the financing therefor, and was paid a fee of $3.0 million and reimbursed for its expenses in connection therewith, which aggregated $0.2 million. From time to time in the future, J.W. Childs may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, pursuant to a management agreement entered into with the Company, J.W. Childs will render management, consulting and financial services to the Company for an annual fee of $240,000. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

         The Jordan Company. On July 12, 1995, the Company and TJC Management Corporation, an affiliate of The Jordan Company, entered into an advisory agreement (the "Advisory Agreement"). The Advisory Agreement provided for the payment by the Company to TJC Management Corporation of
(a) up to 2% of the aggregate consideration paid by the Company and/or its subsidiaries in connection with acquisitions or paid to the Company in connection with a sale of the Company and/or its subsidiaries and (b) up to 1% of the amount obtained pursuant to any debt, equity or other refinancing. In accordance with Company policy, the Advisory Agreement was (i) approved by a majority of the members of the Company's Board and by a majority of the disinterested members of the Company's Board and
(ii) deemed by the Company's Board to be subject to terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties.

         Pursuant to the terms of the Advisory Agreement, on May 28, 1997, the Company paid to TJC Management Corporation $196,000 as compensation for providing investment banking and other consulting services rendered in connection with the acquisition by a subsidiary of the Company of certain assets of AWC. Messrs. Jordan, Zalaznick, Boucher and Lowden were directors of the Predecessor and are partners of The Jordan Company.

         On February 12, 1999, the Company and TJC Management Corporation amended and restated the Advisory Agreement (the "Amended Advisory Agreement"). The Company's Board unanimously approved the Amended Advisory Agreement. Pursuant to the Amended Advisory Agreement, the Company and TJC Management Corporation agreed upon a flat $2,500,000 fee for financial advisory services which was paid at closing of the Stock Tender Offer. The financial advisory fee in the Amended Advisory Agreement represents a reduction from the base fee of up to 2% which would otherwise have been paid in connection with the Stock Tender Offer. In accordance with Company policy, the Amended Advisory Agreement was (i) approved by a majority of the members of the Company's Board and a majority of the disinterested members of the Company's Board and (ii) deemed by the Company's Board to be subject to terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties.

         During the fiscal year 1999, the Company paid to The Jordan Company an aggregate of $15,000 as compensation for Messrs. Jordan, Zalaznick, Boucher and Lowden serving as members of the Company's Board prior to the Acquisition.

         Indemnification Agreements. The Company is party to indemnification agreements with each of the past members of the Company's Board pursuant to which the Company has agreed to indemnify and hold harmless each director from liabilities incurred as a result of such director's status as a director of the Company, subject to certain limitations.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1), (2) and (3)--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 46.

(b) Reports on Form 8-K filed in the fourth quarter of 1999.

    None

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 105.

(d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this Report on page 103.

                                Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March 2000.

                          AMERICAN SAFETY RAZOR COMPANY



                          /s/James D. Murphy
                          -----------------------------------------------
                          James D. Murphy
                          Director, President and Chief Executive Officer

                            Power of Attorney

Each person whose signature appears below hereby constitutes and appoints James D. Murphy and Adam L. Suttin, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned and to file the same, with all exhibits thereto, in any and all capabilities, to sign any and all amendments (including post-effective exhibits thereto, and other documents in connection therewith) with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the 29th day of March 2000.


        Signature                            Title
        ---------                            -----

/s/James D. Murphy                         Director, President and
-------------------------                    Chief Executive Officer
        James D. Murphy


/s/Alan R. Koss                            Senior Vice President
-------------------------                    Chief Financial Officer
        Alan R. Koss                         (Principal Financial
                                             Officer and Principal
                                             Accounting Officer)

/s/Adam L. Suttin                          Director, Vice President and
-------------------------                    Secretary
        Adam L. Suttin


/s/John W. Childs                          Director
-------------------------
        John W. Childs


/s/Timothy J. Healy                        Director
-------------------------
        Timothy J. Healy


/s/Raymond B. Rudy                         Director
-------------------------
        Raymond B. Rudy

                        ANNUAL REPORT ON FORM 10-K

                ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                             CERTAIN EXHIBITS

                       FINANCIAL STATEMENT SCHEDULE

                       YEAR ENDED DECEMBER 31, 1999

                      AMERICAN SAFETY RAZOR COMPANY

                            STAUNTON, VIRGINIA

FORM 10-K--ITEM 14(a)(1) AND (2)

American Safety Razor Company

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of American Safety Razor Company are included in Item 8:

         Consolidated Balance Sheets--December 31, 1999 (the Company) and 1998 (Predecessor)

         Consolidated Statements of Operations--For the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999, and for the years ended December 31, 1998 and 1997 (Predecessor)

         Consolidated Statements of Comprehensive Income--For the period from April 24, 1999 to December 31, 1999 (the
         Company), for the period from January 1, 1999 to April 23, 1999, and for the years ended December 31, 1998 and 1997 (Predecessor)

         Consolidated Statements of Cash Flows--For the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999, and for the years ended December 31, 1998 and 1997 (Predecessor)

         Notes to Consolidated Financial Statements--December 31, 1999

         Report of Independent Accountants

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

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                              Company            Predecessor
                                                        ------------------  --------------------
                                                         December 31, 1999    December 31, 1998
                                                        ------------------  --------------------
Assets
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . .              $12,500                $3,453
 Accounts receivable, less allowances of $4,213 in                  46,252                44,498
 1999, and $2,957 in 1998   . . . . . . . . . . . . .
 Inventories  . . . . . . . . . . . . . . . . . . . .               54,404                54,029
 Income taxes receivable  . . . . . . . . . . . . . .                   --                   989
 Deferred income taxes  . . . . . . . . . . . . . . .                6,814                 5,108
 Prepaid expenses   . . . . . . . . . . . . . . . . .                1,882                 2,340
                                                                   -------              --------
Total current assets  . . . . . . . . . . . . . . . .              121,852               110,417

Property and equipment, net . . . . . . . . . . . . .               89,991                74,665

Intangible assets, net:
 Goodwill, trademarks and patents   . . . . . . . . .              159,675                68,446
 Other  . . . . . . . . . . . . . . . . . . . . . . .                6,826                 3,365
                                                                  --------              --------
                                                                   166,501                71,811

Prepaid pension cost and other  . . . . . . . . . . .               24,527                 6,004
                                                                  --------              --------
Total assets  . . . . . . . . . . . . . . . . . . . .             $402,871              $262,897
                                                                  ========              ========
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable   . . . . . . . . . . . . . . . . .              $13,711               $14,269
 Accrued expenses   . . . . . . . . . . . . . . . . .               13,607                12,009
 Payroll and related liabilities  . . . . . . . . . .                6,045                 3,727
 Accrued interest   . . . . . . . . . . . . . . . . .                3,294                 4,232
 Income taxes payable   . . . . . . . . . . . . . . .                  185                    --
 Current maturities of long-term obligations  . . . .               10,508                 3,852
                                                                   -------               -------
Total current liabilities . . . . . . . . . . . . . .               47,350                38,089

Long-term obligations . . . . . . . . . . . . . . . .              175,108               123,481
Retiree health and insurance benefits . . . . . . . .               26,025                23,802
Pension and other liabilities . . . . . . . . . . . .                1,308                 1,361
Deferred income taxes . . . . . . . . . . . . . . . .               24,078                 6,610
                                                                   -------               -------
Total liabilities . . . . . . . . . . . . . . . . . .              273,869               193,343
                                                                   -------               -------





AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                              Company            Predecessor
                                                        ------------------  --------------------
                                                         December 31, 1999    December 31, 1998
                                                        ------------------  --------------------
Contingent liabilities and commitments

Stockholders' equity:
 Common stock, $.01 Paragraph A value, 25,000,000
   shares authorized; 12,110,349 shares issued and
   outstanding in 1999, 12,110,049 in 1998  . . . . .                  121                   121
 Additional paid-in capital   . . . . . . . . . . . .              172,843                65,905
 Advances to RSA Holdings Corporation, net  . . . . .             (42,714)                   --
 (Accumulated deficit) retained earnings  . . . . . .              (1,258)                 4,457
 Accumulated other comprehensive income (loss)  . . .                  10                  (929)
                                                                  --------              --------
                                                                   129,002                69,554
                                                                  --------              --------
Total liabilities and stockholders' equity  . . . . .             $402,871              $262,897
                                                                  ========              ========

See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                        Company                             Predecessor
                                                     -------------       -------------------------------------------------
                                                     Period from
                                                   April 24, 1999      Period from        Year Ended          Year Ended
                                                   to December 31,   January 1, 1999     December 31,        December 31,
                                                        1999         to April 23, 1999       1998                1997
                                                   --------------    ---------------     -------------       ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $227,159          $87,591             $297,488            $296,607
Cost of sales:
 Cost of sales  . . . . . . . . . . . . . . . . .   146,488           58,520              201,978             196,991
 Purchase accounting adjustment to inventory  . .     9,008               --                   --                  --
                                                   --------          -------             --------            --------
Gross profit  . . . . . . . . . . . . . . . . . .    71,663           29,071               95,510              99,616

Selling, general and administrative expenses  . .    52,567           21,429               63,516              60,206
Amortization of intangible assets . . . . . . . .     3,178              835                2,543               2,501
Special charges . . . . . . . . . . . . . . . . .        --               --                3,003                  --
Transaction expenses  . . . . . . . . . . . . . .        --           11,440                   --                  --
                                                   --------          -------             --------            --------
Operating income (loss) . . . . . . . . . . . . .    15,918           (4,633)              26,448              36,909
Interest expense  . . . . . . . . . . . . . . . .    15,112            3,907               12,270              12,270
                                                   --------          -------             --------            --------
Income (loss) before income taxes and                   806           (8,540)              14,178              24,639
extraordinary item  . . . . . . . . . . . . . . .
Income taxes (benefit)  . . . . . . . . . . . . .     1,453             (842)               4,076               9,570
                                                   --------          -------             --------            --------
(Loss) income before extraordinary item . . . . .      (647)          (7,698)              10,102              15,069
Extraordinary item, net of income tax benefit . .       611              118                   --                  --
                                                   --------          -------             --------            --------
Net (loss) income . . . . . . . . . . . . . . . .  $ (1,258)         $(7,816)            $ 10,102            $ 15,069
                                                   ========          =======             ========            ========

Basic earnings per share:
 (Loss) income before extraordinary item  . . . .  $  (0.05)         $ (0.64)            $   0.83            $   1.25
 Extraordinary item   . . . . . . . . . . . . . .     (0.05)           (0.01)                  --                  --
                                                   --------          -------             --------            --------
 Net (loss) income  . . . . . . . . . . . . . . .  $  (0.10)         $ (0.65)            $   0.83            $   1.25
                                                   ========          =======             ========            ========
 Weighted average number of shares outstanding       12,110           12,110               12,107              12,094
                                                   ========          =======             ========            ========











AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                        Company                             Predecessor
                                                     -------------       -------------------------------------------------
                                                     Period from
                                                   April 24, 1999      Period from        Year Ended          Year Ended
                                                   to December 31,   January 1, 1999     December 31,        December 31,
                                                        1999         to April 23, 1999       1998                1997
                                                   --------------    ---------------     -------------       ------------
Diluted earnings per share:
 (Loss) income before extraordinary item  . . . .  $  (0.05)         $ (0.64)            $  0.83            $    1.23
 Extraordinary item   . . . . . . . . . . . . . .     (0.05)           (0.01)                 --                   --
                                                   --------          -------             -------             --------
 Net (loss) income  . . . . . . . . . . . . . . .  $  (0.10)         $ (0.65)            $  0.83             $   1.23
                                                   ========          =======             =======             ========
 Weighted average number of shares outstanding  .    12,110           12,198              12,223               12,255
                                                   ========          =======             =======             ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

                                                         Company                           Predecessor
                                                      --------------    -------------------------------------------------
                                                       Period from
                                                      April 24, 1999      Period from        Year Ended       Year Ended
                                                     to December 31,    January 1, 1999     December 31,     December 31,
                                                           1999        to April 23, 1999        1998             1997
                                                      --------------   ----------------     ------------     -------------
Net (loss) income . . . . . . . . . . . . . . . . .      $(1,258)           $(7,816)           $10,102          $15,069
Other comprehensive income (loss):
 Foreign currency translation adjustments   . . . .           10               (116)               (91)            (198)
                                                         -------            -------            -------          -------
Comprehensive (loss) income . . . . . . . . . . . .      $(1,248)           $(7,932)           $10,011          $14,871
                                                         =======            =======            =======          =======

See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                          Company                             Predecessor
                                                      --------------       -------------------------------------------------
                                                         Period from
                                                        April 24, 1999      Period from           Year Ended      Year Ended
                                                       to December 31,    January 1, 1999        December 31,     December 31,
                                                             1999        to April 23, 1999           1998             1997
                                                        --------------   -----------------       ------------    -------------
Operating activities
Net (loss) income . . . . . . . . . . . . . . . .             $(1,258)            $(7,816)           $10,102          $15,069
Adjustments to reconcile net (loss) income to net
 cash provided by (used in) operating
 activities:
   Extraordinary item . . . . . . . . . . . . . .                 611                 118                 --               --
   Depreciation . . . . . . . . . . . . . . . . .               8,319               3,270              9,634            8,624
   Amortization . . . . . . . . . . . . . . . . .               3,178                 835              2,543            2,501
   Interest and financing costs . . . . . . . . .               3,264                 180                553              540
   Deferred income taxes  . . . . . . . . . . . .              (1,980)                232               (381)           1,834
   Retiree health and insurance benefits  . . . .                 926                 224                836              674
   Pension and other  . . . . . . . . . . . . . .              (2,062)               (943)            (2,126)          (2,023)
   Changes in operating assets and liabilities
    net of effects of acquisitions:
    Accounts receivable   . . . . . . . . . . . .              (9,464)              7,710              1,186           (7,685)
    Inventories   . . . . . . . . . . . . . . . .              15,111              (7,748)            (2,186)          (3,619)
    Income taxes receivable   . . . . . . . . . .               3,667              (2,252)               (93)            (896)
    Prepaid expenses  . . . . . . . . . . . . . .                  84                 205               (927)             423
    Accounts payable  . . . . . . . . . . . . . .              (2,153)              1,723             (1,671)           1,492
    Accrued and other expenses  . . . . . . . . .                 835              (1,072)            (1,328)             (70)
    Income taxes payable  . . . . . . . . . . . .                 185                  --             (3,601)          (4,827)
                                                              -------             -------            -------          -------
Net cash provided by (used in) operating                       19,263              (5,334)            12,541           12,037
 activities   . . . . . . . . . . . . . . . . . .             -------             -------            -------          -------

Investing activities
Capital expenditures  . . . . . . . . . . . . . .              (8,430)             (3,638)           (11,375)         (13,714)
Acquisitions, net of cash acquired  . . . . . . .                  --                  --               (571)         (10,300)
Other, net  . . . . . . . . . . . . . . . . . . .                 (29)                 49               (663)              (3)
                                                              -------             -------            -------          -------
Net cash used in investing activities . . . . . .              (8,459)             (3,589)           (12,609)         (24,017)
                                                              -------             -------            -------          -------
Financing activities
Repayment of long-term obligations  . . . . . . .             (32,906)            (21,909)            (1,397)            (553)
Proceeds from borrowings  . . . . . . . . . . . .              51,294              61,400              3,380           11,943
Deferred loan fees  . . . . . . . . . . . . . . .                (395)             (7,606)                --               --

Proceeds from exercise of stock options . . . . .                  --                   2                104               45
Advances to RSA Holdings Corporation, net . . . .             (18,559)            (24,155)                --               --
                                                              -------             -------            -------          -------




AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                          Company                             Predecessor
                                                      --------------       -------------------------------------------------
                                                         Period from
                                                        April 24, 1999      Period from           Year Ended      Year Ended
                                                       to December 31,    January 1, 1999        December 31,     December 31,
                                                             1999        to April 23, 1999           1998             1997
                                                        --------------   -----------------       ------------    -------------
Net cash (used in) provided from financing
 activities   . . . . . . . . . . . . . . . . . .                (566)              7,732              2,087           11,435
                                                              -------             -------            -------          -------
Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . .              10,238              (1,191)             2,019             (545)
Cash and cash equivalents, beginning of period  .               2,262               3,453              1,434            1,979
                                                              -------              -------           -------          -------
Cash and cash equivalents, end of period  . . . .             $12,500              $2,262             $3,453           $1,434
                                                              =======             =======            =======          =======

See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MERGER

Effective April 23, 1999, RSA Acquisition Corporation, an affiliate of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), completed its $14.20 per share cash tender offer for all outstanding shares of American Safety Razor Company (the "Predecessor") in accordance with a February 12, 1999 merger agreement, as amended on April 8, 1999, (the "Acquisition") upon the terms and subject to the conditions set forth in the offer to purchase (the "Stock Tender Offer"). Following completion of the Stock Tender Offer, there remained approximately 266,601 American Safety Razor Company shares outstanding. On July 1, 1999, RSA Acquisition Corporation and American Safety Razor Company completed a merger transaction (the "Merger") pursuant to which RSA Acquisition Corporation acquired the remaining shares of the Predecessor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer excluding the cost to redeem stock options, including all of the common stock tendered, was approximately $173.0 million.

Following the Merger, American Safety Razor Company and its subsidiaries (the "Company") became the surviving corporation and is a direct, wholly-owned subsidiary of RSA Holdings Corporation, which is wholly-owned by J.W. Childs, its affiliates and Company management.

Subsequent to the Acquisition and pursuant to the terms of its Indenture, the Company made an offer to purchase all of its $100 million 9 7/8% Series B Senior Notes due August 1, 2005 (the "Senior Notes"). In response thereto, $30.7 million of the Senior Notes were validly tendered and retired by the Company.

The Company has accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to the assets acquired and liabilities assumed. The total purchase price of approximately $172,964,000 was allocated to the acquired assets and assumed liabilities based on their respective fair values at April 23, 1999 as follows:


Working capital . . . . . . . . . . . . . . . . . .   $ 76,555,000
Property, plant and equipment . . . . . . . . . . .     89,880,000
Intangible assets, including goodwill . . . . . . .    173,496,000
Prepaid pension and other assets  . . . . . . . . .     46,827,000
Long-term debt  . . . . . . . . . . . . . . . . . .   (163,685,000)
Other liabilities . . . . . . . . . . . . . . . . .    (50,109,000)
                                                       -----------
                                                      $172,964,000
                                                      ============


As a result of the Acquisition and new basis of accounting, the Company's financial statements for the period from April 24, 1999 to December 31,

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1999 are not comparable to the Predecessor's financial statements for the period from January 1, 1999 to April 23, 1999. As a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets increased and the Company adjusted the carrying value of acquired inventories to reflect their estimated fair market value, which adjustment of $9,008,000 was written-off in the April 24, 1999 to December 31, 1999 reporting period. In addition, certain fees and expenses incurred relating to the above transactions aggregating $11,440,000 were expensed and are included in the Predecessor's consolidated statement of operations in the caption "Transaction expenses".

The primary components of Transaction expenses are (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the Acquisition, including legal and other advisory fees, and (iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The Company is a leading manufacturer of high-quality private label and value brand consumer products. The Company's principal products consist of consumer shaving razors and blades, blades and bladed hand tools, specialty industrial and medical blades, cotton and foot care products, and custom bar soaps principally sold to the retail and professional trades in the United States and in selected international markets.

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

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Razor Company and its subsidiaries, all of which are wholly owned. The consolidated financial statements also include the accounts of The Cotton Division of American White Cross, Inc., ("AWC"), and Wolco Holland B.V. ("Wolco") since their acquisition dates (See Note 13). All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market. In connection with the Acquisition, the Company's new owners adopted the first-in, first-out ("FIFO") method of valuation of inventories for financial reporting purposes. Cost for approximately 59 percent of inventories for 1998 were determined by the Predecessor using the last-in, first-out ("LIFO") method. Cost for 1998 of the remaining inventories, operating supplies and inventories of foreign and certain domestic subsidiaries, were determined by the FIFO method.

Long-Lived Assets

Property and equipment are stated on the basis of appraised values as determined by independent appraisers. Expenditures for renewals and betterments are capitalized, and expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which are as follows:

             Land improvements  . . . . . . . . .    4-20 years
             Buildings and improvements   . . . .    10-40 years
             Machinery and equipment  . . . . . .    2-15 years

Intangible assets are stated on the basis of appraised values as determined by independent appraisers. Goodwill and trademarks are being amortized on a straight-line basis over a forty-year period. Patents are being amortized on a straight-line basis over a fifteen-year period. The Company periodically reviews its long-lived assets to assess recoverability or impairment based on expectations of undiscounted cash flows and the assets' carrying amount. Any impairment in carrying value would be recognized in operating results if a permanent decline in value were to occur. Noncompete agreements are being amortized using the straight-line method over the terms of the related agreements. Deferred loan costs are being amortized using the effective interest method over the term of the related long-term obligations.

Advertising Expenses

Advertising costs are expensed when incurred and approximated $997,000 for the period from April 24, 1999 to December 31, 1999, $259,000 for the period from January 1, 1999 to April 23, 1999, $912,000 in 1998, and $2,318,000 in 1997.

Foreign Currency Translation

The accounts of the Company's foreign subsidiaries are generally measured using local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translations are excluded from net earnings and accumulated as a separate component of accumulated other comprehensive income or loss. The Company does not provide income taxes on such gains and losses because the earnings of foreign subsidiaries are permanently invested. Gains and losses from

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreign currency transactions are included in net earnings and are not significant in amount. The effect of exchange rate changes on cash flows is not material.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt obligations, foreign currency forward contracts, foreign currency options and interest rate cap and swap agreements. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Fair value of debt obligations is based on quoted market prices for the same or similar issues. Fair value of foreign currency forward contracts and foreign currency options are based on quoted market prices. Fair value of interest rate cap and swap agreements are based on dealer quotes, considering current interest rates.

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

The Company also periodically hedges exposure to fluctuating interest rates through the use of interest rate cap and swap agreements. As interest rates change, the differential paid or received is recognized in interest expense of the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company restricts its cash and cash equivalents to financial institutions with high credit ratings and credit risk on accounts receivable is minimized due to the diverse geographic areas covered by the Company's operations and its diverse customer base.

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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period exceeded the exercise price of the employee stock options which were outstanding.

Statement of Cash Flows

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid income taxes of $582,000 for the period from April 24, 1999 to December 31, 1999 and the Predecessor paid income taxes of $806,000 for the period from January 1, 1999 to April 23, 1999, $9,994,000 in 1998, and $13,516,000 in 1997. The Company paid interest of $11,174,000 for the period from April 24, 1999 to December 31, 1999 and the Predecessor paid interest of $5,564,000 for the period from January 1, 1999 to April 23, 1999, $11,802,000 in 1998, and $11,706,000 in 1997.

Supplemental non-cash investing and financing activities related to the Wolco acquisition consist of (in thousands):

Fair value of assets acquired, net of cash  . . . . . .  $2,626
Liabilities assumed . . . . . . . . . . . . . . . . . .    (877)
Seller financing  . . . . . . . . . . . . . . . . . . .  (1,178)
                                                         ------
Cash paid . . . . . . . . . . . . . . . . . . . . . . .  $ (571)
                                                         ======

Liabilities assumed include acquired debt of $506,000.

Stock Options

The Predecessor followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Predecessor's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. The Predecessor provides additional pro forma disclosures of the fair-value based method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (See Note 10).

Retirement Plans and Other Postretirement Benefits

FAS No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits" was issued in 1998 as an amendment to FAS Nos. 87, 88 and 106. The Company has conformed its pension and other postretirement disclosures to comply with FAS No. 132.

Income Taxes

Income taxes are determined based on FAS No. 109, "Accounting for Income Taxes." Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements or tax returns. Deferred tax liabilities and assets are determined based on differences between financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Reporting

The Company provides segment disclosures pursuant to FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (See Note 11).

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


3. INVENTORIES

         Inventories consisted of:

                                                   Company        Predecessor
                                                --------------   -------------
                                                         December 31,
                                                     1999            1998
                                                --------------   -------------
                                                        (In thousands)
Raw materials . . . . . . . . . . . . . . . .      $27,928           $24,833
Work in process . . . . . . . . . . . . . . .        4,521             6,612
Finished goods  . . . . . . . . . . . . . . .       18,098            19,034
Operating supplies  . . . . . . . . . . . . .        3,857             3,475
                                                    ------            ------
                                                    54,404            53,954
Current cost under LIFO inventory value . . .           --                75
                                                   -------           -------
                                                   $54,404           $54,029
                                                   =======           =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of:

                                                   Company        Predecessor
                                               --------------    -------------
                                                          December 31,
                                                    1999              1998
                                               --------------    -------------
                                                         (In thousands)
Land and land improvements  . . . . . . . . .      $3,928             $1,872
Buildings and improvements  . . . . . . . . .       7,107             10,235
Machinery and equipment . . . . . . . . . . .      82,728            104,334
Construction in progress  . . . . . . . . . .       4,635              8,373
                                                  -------            -------
                                                   98,398            114,814
Less accumulated depreciation . . . . . . . .      (8,407)           (50,149)
                                                  -------            -------
                                                  $89,991            $74,665
                                                  =======            =======


5. INTANGIBLE ASSETS

         Intangible assets consisted of:

                                            Company            Predecessor
                                         --------------       -------------
                                                    December 31,
                                              1999                 1998
                                         --------------       -------------
                                                   (In thousands)
Goodwill  . . . . . . . . . . . . .         $149,414               $86,013
Trademarks  . . . . . . . . . . . .            6,624                    --
Patents . . . . . . . . . . . . . .            6,570                    --
Noncompete agreements . . . . . . .              689                 2,522
Deferred loan costs and other . . .            9,568                 4,256
                                             -------               -------
                                             172,865                92,791
Less accumulated amortization . . .           (6,364)              (20,980)
                                            --------               -------
                                            $166,501               $71,811
                                            ========               =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

                                                  Company        Predecessor
                                              --------------    -------------
                                                        December 31,
                                                   1999              1998
                                              --------------    -------------
                                                       (In thousands)
Term loans, due January 2005  . . . . . . .       $112,500           $    --

Revolving loans . . . . . . . . . . . . . .             --             20,600

9 7/8% Series B Senior Notes, due August
 2005   . . . . . . . . . . . . . . . . . .         69,300            100,000

9% subordinated note, due June 2000 . . . .          1,250             2,500

Other:
 3% Virginia Small Business Financing
   Authority Note, due March 30, 2002 . . .          1,118             1,448
 Other obligations  . . . . . . . . . . . .          1,448             2,785
                                                   -------           -------
                                                   185,616           127,333
Less current maturities . . . . . . . . . .         10,508             3,852
                                                   -------          --------
                                                  $175,108          $123,481
                                                  ========          ========

On April 23, 1999 and concurrent with the Acquisition described in Note 1, the Company entered into a $190,000,000 credit agreement (the "Credit Agreement"), which provides for term loan commitments in the aggregate amount of $165,000,000 (the "Term Loan Facility") and a revolving credit facility commitment of $25,000,000, and terminated its existing revolving credit facility (the "Terminated Credit Facility"). Borrowings under the Term Loan Facility of $88,000,000 and borrowings under the revolving credit facility of $5,000,000 and internally generated funds of $1,986,000 were used to purchase $30,700,000 face value of the Company's Senior Notes which were validly tendered (see Note 1), pay expenses and accrued interest of $1,402,000 incurred in connection with the purchase of the Senior Notes, pay the outstanding balances of $18,811,000 including accrued interest on the Terminated Credit Facility and other short-term debt, pay fees and expenses of $19,918,000 related to the acquisition and financing and advance funds totaling $24,155,000 to RSA Acquisition Corporation to fund a portion of the Acquisition described in
Note 1.

In connection with the purchase of the Senior Notes, the Company paid a premium over Paragraph A and wrote-off deferred financing costs in the aggregate gross amount of $969,000. These expenses, net of the related

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax benefit of $358,000, are reflected in the Company's consolidated statement of operations in the caption "Extraordinary item" for the period from April 24, 1999 to December 31, 1999.

In addition, the Predecessor wrote-off deferred financing costs, in the aggregate gross amount of $186,000 in connection with the termination of the Terminated Credit Facility. These expenses, net of the related tax benefit of $68,000, are reflected in the Predecessor's consolidated statement of operations in the caption "Extraordinary item" for the period from January 1, 1999 to April 23, 1999.

Effective July 5, 1999, the Company permanently reduced the amount available for future borrowings under its Term Loan Facility by $52.5 million to $112.5 million which represents the amount of borrowings outstanding under the Term Loan Facility at December 31, 1999. In connection with the reduction in the Term Loan Facility, the Company wrote off deferred financing costs in the aggregate amount of $2,103,000. These expenses are reflected in the Company's consolidated statement of operations in the caption, "Interest expense" for the period from April 24, 1999 to December 31, 1999.

The Term Loan Facility expires on January 31, 2005 and principal payments under this facility began on January 31, 2000 and continue quarterly until the expiration date. Principal payments are based on a percentage of principal balance outstanding on the respective payment date as defined in the Credit Agreement. The revolving credit facility also expires on January 31, 2005 and borrowings (none at December 31, 1999) under this facility are required to be repaid by the expiration date. Interest is based on the bank's prime rate or the London Interbank Offered Rate plus a margin as defined in the Credit Agreement. The weighted-average interest rate on the Company's outstanding Term Loans was approximately 9.5% at December 31, 1999. The weighted-average interest rate incurred with respect to all debt obligations was approximately 9.5% for the period from April 24, 1999 to December 31, 1999, 9.3% for the period from January 1, 1999 to April 23, 1999 and 9.3% for the year ended December 31, 1998.

The Senior Notes require semi-annual interest payments on August 1 and February 1 of each year and a principal payment of $69,300,000 on August 1, 2005. The 9 7/8% Series B Senior Notes are guaranteed by certain domestic subsidiaries of the Company.

The 9% subordinated note was issued in connection with an acquisition and is due on June 10, 2000.

The Virginia Small Business Financing Authority note requires semi-annual payments of $185,000 through September 2001 with a final payment of $435,000 due March 2002. Other obligations include debt obligations of several of the Company's subsidiaries.

Maturities of long-term obligations subsequent to December 31, 1999, approximate $10,508,000 in 2000, $11,921,000 in 2001, $14,604,000 in
2002, $15,142,000 in 2003, $15,333,000 in 2004 and $118,108,000
thereafter.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's accounts receivable, inventories and property and equipment are pledged as collateral for the Virginia Small Business Financing Authority note and accounts receivable and inventories are pledged as collateral under the Credit Agreement. The Credit Agreement limits the ability of the Company, among other limitations, to incur certain additional indebtedness, places certain restrictions on the payment of dividends and limits the amount of annual capital expenditures. The Credit Agreement also contains certain financial covenants which require the Company, among other requirements, to meet certain financial ratios relating to leverage, fixed charges and interest coverage. The indenture related to the 9 7/8% Series B Senior Notes limits the ability of the Company, among other limitations, to pay dividends, make certain other restricted payments or incur certain additional indebtedness unless it meets a cash flow coverage ratio, as defined. In addition, the Company may be required to offer to purchase Senior Notes equal to 100% of the principal amount thereof, with the proceeds of certain asset sales, as defined.

In October 1999, the Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank. The interest rate cap agreement covers $28,125,000 of variable rate debt, has an interest rate cap of 6.5% over a 3 month LIBOR period and expires in October 2001. The interest rate swap agreement also covers $28,125,000 of variable rate debt and expires in October 2001. Under the terms of this agreement, the interest rate is fixed at 5.98% over a 3 month LIBOR period as long as the 3 month LIBOR remains below 6.5%. If the 3 month LIBOR is greater than or equal to 6.5%, but less than or equal to 7.00% then no payment is required by the Company or the bank. If the 3 month LIBOR is greater than 7.00%, the swap becomes a cap at an interest rate of 7.00%. Under these agreements the Company reduced its interest expense by an immaterial amount.


7. FINANCIAL INSTRUMENTS

At December 31, 1999 and 1998, the carrying value of the Company's financial instruments, excluding foreign currency options and interest rate cap and swap agreements, approximate their fair values except for the 9 7/8% Series B Senior Notes which had a fair value of approximately $67,221,000 and $102,000,000 at December 31, 1999 and 1998, respectively.

At December 31, 1999 and 1998, there were no foreign exchange forward contracts outstanding. At December 31, 1998, the Company held put options with a notional amount of 36,000,000 French Francs, which expired in equal quarterly amounts during 1999. At December 31, 1998, the carrying value of these contracts approximated their fair value.

At December 31, 1999, the Company had $56,250,000 of variable rate debt covered by interest rate cap and swap agreements. At December 31, 1999, the carrying value of these agreements approximated their fair value.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company and certain subsidiaries have defined benefit pension plans covering substantially all employees. Benefits are generally based on employee years of service and compensation. The Company's funding policy is to contribute such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to plan members.

The Company also sponsors several defined benefit postretirement medical and life insurance plans providing benefits to certain employees who have worked a minimum of five years and attained age 55 while in service with the Company. The Company requires salaried employees retiring after April 1, 1993, to have 20 years of service after age 40 to receive full benefits and has implemented maximum payment limits for certain of its hourly employees. Salaried employees hired after May 1, 1991, are not eligible to participate in these postretirement benefit plans. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the costs of these medical and life insurance benefit plans as they become due.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile the changes in benefit obligations and plan assets in 1999 and 1998, and reconcile the funded status to prepaid or accrued cost at December 31, 1999 and 1998:

                                                                   Pension Benefits            Other Post-Retirement Benefits
                                                           -------------------------------    --------------------------------
                                                                Company        Predecessor         Company        Predecessor
                                                            --------------   --------------    --------------   --------------
                                                                  1999            1998               1999             1998
                                                            --------------   --------------    --------------   --------------
                                                                                     (In thousands)
Change in benefit obligation:
 Benefit obligation, beginning of year  . . . . . . . .          $102,679          $96,685           $24,294          $24,815
 Service cost   . . . . . . . . . . . . . . . . . . . .             2,550            2,585               560              548
 Interest cost  . . . . . . . . . . . . . . . . . . . .             6,995            6,794             1,732            1,714
 Employee contributions   . . . . . . . . . . . . . . .                --               --                73               71
 Effect of discount rate change   . . . . . . . . . . .           (11,412)           3,231            (1,387)             590
 Plan amendments related to increases in benefits   . .             1,035               --               149               --
 Effect of rate of compensation change  . . . . . . . .                --           (3,015)               --              (76)
 Effect of health care cost trend rate change   . . . .                --               --               143             (313)
 Actuarial (gain) loss  . . . . . . . . . . . . . . . .              (275)           1,934              (682)          (1,977)
 Benefits paid  . . . . . . . . . . . . . . . . . . . .            (5,996)          (5,535)           (1,168)          (1,078)
                                                                  -------         --------           -------          -------
 Benefit obligation, end of year  . . . . . . . . . . .           $95,576         $102,679           $23,714          $24,294
                                                                  =======         ========           =======          =======
Change in plan assets:
 Plan assets at fair value, beginning of year   . . . .          $122,222         $117,777           $    --          $    --
 Actual return on plan assets   . . . . . . . . . . . .             7,575            9,944                --               --
 Employer contributions   . . . . . . . . . . . . . . .               122               36             1,095            1,007
 Employee contributions   . . . . . . . . . . . . . . .                --               --                73               71
 Benefits paid  . . . . . . . . . . . . . . . . . . . .            (5,996)          (5,535)           (1,168)          (1,078)
                                                                  -------          -------           -------          -------
 Plan assets at fair value, end of year   . . . . . . .          $123,923         $122,222            $   --          $    --
                                                                 ========         ========           =======         ========
Reconciliation of prepaid (accrued) cost:
 Funded status of the plans   . . . . . . . . . . . . .           $28,347          $19,543         $(23,714)         $(24,294)
 Unrecognized net transition (asset) obligation   . . .                --               (2)              --                --
 Unrecognized prior service cost  . . . . . . . . . . .               967              580              141              (882)
 Unrecognized net (gain) loss   . . . . . . . . . . . .            (5,527)         (15,023)          (2,452)            1,374
                                                                  -------          -------          --------          --------
 Prepaid (accrued) cost, end of year  . . . . . . . . .           $23,787           $5,098         $(26,025)         $(23,802)
                                                                  =======         ========          ========          ========


The benefit obligation, plan assets at fair value and accrued cost for the pension plan with the benefit obligation in excess of plan assets were $1,049,000, $893,000 and $221,000, respectively, as of December 31,
1999 and $900,000, $735,000 and $82,000, respectively, as of December 31,
1998.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used for financial reporting purposes to compute benefit obligations and net benefit income or cost, and the components of net periodic benefit income or cost, are as follows (in thousands, except percentages):


                                                         Pension Benefits                   Other Post-Retirement Benefits
                                              --------------------------------------    --------------------------------------
                                                Company            Predecessor           Company            Predecessor
                                               ----------   ------------------------    ----------   ------------------------
                                                  1999         1998          1997          1999         1998          1997
                                               ----------   ----------    ----------    ----------   ----------    -----------
Weighted-average assumptions for benefit
 obligations:
 Discount rate  . . . . . . . . . . . . . .          8.00%        7.00%         7.25%         8.00%        7.00%         7.25%
 Rate of compensation increases   . . . . .          4.00%        4.00%         5.00%         4.00%        4.00%         5.00%
 Expected return on plan assets   . . . . .         11.00%       11.00%        11.00%           n/a          n/a           n/a

Weighted-average assumptions for net
 benefit  income or cost:
 Discount rate  . . . . . . . . . . . . . .          7.00%        7.25%         7.50%         7.00%        7.25%         7.50%
 Rate of compensation increases   . . . . .          4.00%        5.00%         5.00%         4.00%        5.00%         5.00%
 Expected return on plan assets   . . . . .         11.00%       11.00%        11.00%           n/a          n/a           n/a

Rate of increase in per capita cost  of
 covered health care benefits   . . . . . .            n/a          n/a           n/a         7.00%        7.50%         8.00%


                                                                                 Pension Benefits
                                                        ------------------------------------------------------------------
                                                           Company                          Predecessor
                                                        --------------   -------------------------------------------------
                                                         Period from       Period from
                                                        April 24, 1999   January 1, 1999     Year Ended       Year Ended
                                                       to December 31,    to April 23,      December 31,     December 31,
                                                             1999             1999              1998             1997
                                                       ---------------   --------------    --------------   --------------
Components of net periodic benefit income (cost):
 Service cost   . . . . . . . . . . . . . . . . . .        $(1,744)          $(806)          $(2,585)         $(2,238)
 Interest cost  . . . . . . . . . . . . . . . . . .         (4,624)         (2,371)           (6,794)          (6,662)
 Expected return on plan assets   . . . . . . . . .          8,380           4,032            11,383           10,421
 Net amortization and deferral  . . . . . . . . . .            (68)             (8)              (94)            (114)
                                                           -------          ------           -------          -------
Net periodic benefit income . . . . . . . . . . . .         $1,944          $  847            $1,910           $1,407
                                                           =======          ======           =======          =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Other Post-Retirement Benefits
                                                           ------------------------------------------------------------------
                                                               Company                         Predecessor
                                                           --------------   -------------------------------------------------
                                                             Period from      Period from
                                                           April 24, 1999   January 1, 1999     Year Ended       Year Ended
                                                           to December 31,   to April 23,      December 31,     December 31,
                                                                1999             1999              1998             1997
                                                           ---------------  --------------    --------------   --------------
Components of net periodic benefit income (cost):
 Service cost   . . . . . . . . . . . . . . . . . . . .        $(374)           $(186)            $(548)           $(548)
 Interest cost  . . . . . . . . . . . . . . . . . . . .       (1,157)            (575)           (1,714)          (1,739)
 Net amortization and deferral  . . . . . . . . . . . .         (141)             188               419              486
                                                             -------            -----           -------          -------
Net periodic benefit cost . . . . . . . . . . . . . . .      $(1,672)           $(573)          $(1,843)         $(1,801)
                                                             =======            =====           =======          =======


Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

The rates for the per capita cost of covered health care benefits were assumed to decrease gradually to 5.50% in year 2003, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999, by $1,097,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by $132,000.

The net pension asset is comprised of a prepaid pension asset of $24,007,000 in 1999 and $5,483,000 in 1998 and an accrued pension liability of $220,000 in 1999 and $385,000 in 1998. As a result of the application of purchase accounting, the Company increased its prepaid pension asset by $15,904,000 and increased its pension liability by $220,000 to reflect their fair market value at the Acquisition date. In addition, the liability for other postretirement benefits was increased by $1,073,000 to reflect fair market value at the Acquisition date. Amortization of unrecognized prior service cost is based on the expected future service of active employees expected to receive benefits. The plan assets were primarily invested in listed common stocks, cash equivalents, and U.S. government debt securities.

The Company and certain subsidiaries sponsor defined contribution benefit plans for substantially all U.S. employees. The plans permit employees to contribute up to 15% of their salary to the plan. The Company also makes contributions to certain of the plans which approximated $109,000 for the period from April 24, 1999 to December 31, 1999, $51,000 for the period

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from January 1, 1999 to April 23, 1999, $136,000 in 1998 and $173,000 in
1997.


9. TAXES ON INCOME

The provision for taxes on income is comprised of the following:

                                                 Company                           Predecessor
                                              --------------    -------------------------------------------------
                                               Period from       Period from
                                              April 24, 1999   January 1, 1999      Year Ended       Year Ended
                                             to December 31,     to April 23,      December 31,     December 31,
                                                   1999              1999              1998             1997
                                              --------------   ----------------    ------------     -------------
                                                                         (In Thousands)
Current:
 Federal  . . . . . . . . . . . . . . . . .        $1,065          $(850)             $4,541            $6,869
 State and local  . . . . . . . . . . . . .           611           (262)                319               493
 Foreign  . . . . . . . . . . . . . . . . .         1,757             38                (403)              374
                                                   ------         ------              ------             -----
Total current . . . . . . . . . . . . . . .         3,433         (1,074)              4,457             7,736
                                                   ------         ------               -----             -----
Deferred:
 Federal  . . . . . . . . . . . . . . . . .        (1,718)           207                (557)            1,708
 State and local  . . . . . . . . . . . . .          (195)            31                 (34)              233
 Foreign  . . . . . . . . . . . . . . . . .           (67)            (6)                210              (107)
                                                   ------          -----              ------            ------
Total deferred  . . . . . . . . . . . . . .        (1,980)           232                (381)            1,834
                                                   ------          -----              ------            ------
Total provision for income taxes  . . . . .        $1,453          $(842)             $4,076            $9,570
                                                   ======         =====               ======            ======


The Company has not provided taxes of approximately $1,495,000 on the undistributed pre-tax earnings of $15,477,000 of foreign subsidiaries as it is the intent of the Company to support these subsidiaries with such earnings. Income before income taxes attributable to foreign operations for the period from April 24, 1999 to December 31, 1999, for the period from January 1, 1999 to April 23, 1999, for 1998 and 1997 was approximately $5,474,000, $516,000, $265,000, and $1,134,000,
respectively. The Company's tax provision for the period from April 24, 1999 to December 31, 1999 reflects the state tax benefit of the unconsolidated parent company. This benefit is approximately $230,000.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective income tax rate varies from the United States statutory rate as follows:

                                                  Company                           Predecessor
                                               --------------    -------------------------------------------------
                                                Period from
                                               April 24, 1999      Period from        Year Ended       Year Ended
                                              to December 31,    January 1, 1999     December 31,     December 31,
                                                    1999        to April 23, 1999        1998             1997
                                               --------------   -----------------    ------------     -------------
United States rate  . . . . . . . . . . . .          35%              (35)%                35%             35%
Foreign taxes in excess of (less than) U.S.
rate  . . . . . . . . . . . . . . . . . . .          12                (2)                 (2)             --
State income taxes, net of federal tax
benefit . . . . . . . . . . . . . . . . . .          26                (2)                  2               2
Goodwill amortization . . . . . . . . . . .         109                 3                   5               3
Nondeductible transaction expenses  . . . .          --                26                  --              --
Tax liability adjustments . . . . . . . . .          --                --                 (11)             --
Other--net  . . . . . . . . . . . . . . . .          (2)               --                  --              (1)
                                                    ---               ---                 ---             ---
Effective income tax rate . . . . . . . . .         180%              (10)%                29%             39%
                                                    ===               ===                 ===             ===


At December 31, 1999 and 1998, the Company had deferred tax liabilities and assets which have been netted by tax jurisdiction for presentation purposes. Included in the deferred tax liabilities-other are the Company's estimated tax liabilities relating to tax issues. The significant components of these amounts at December 31, 1999 and 1998 are as follows:

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Company         Predecessor
                                           --------------   ----------------
                                                     December 31,
                                                1999               1998
                                          ---------------   ----------------
                                                    (In thousands)
Deferred tax liabilities:
Property and equipment  . . . . . . . .           $15,837             $9,436
Employee benefits . . . . . . . . . . .             9,437              2,420
Trademarks and patents  . . . . . . . .             4,888                 --
Other . . . . . . . . . . . . . . . . .             4,084              4,544
                                                   ------             ------
Total deferred tax liabilities  . . . .            34,246             16,400

Deferred tax assets:
Employee benefits . . . . . . . . . . .            11,441             10,286
Selling and promotion costs . . . . . .             1,537                825
Inventories . . . . . . . . . . . . . .             1,947              1,303
Restructuring costs . . . . . . . . . .               100                684
Net operating loss carryforward . . . .                --                 53
Interest  . . . . . . . . . . . . . . .             1,442              1,442
Other . . . . . . . . . . . . . . . . .               515                305
                                                  -------             ------
Total deferred tax assets . . . . . . .            16,982             14,898
                                                  -------             ------
Net deferred tax liabilities  . . . . .           $17,264             $1,502
                                                  =======            =======


As a result of the application of purchase accounting, the Company decreased its deferred tax assets by $1,043,000 and increased its deferred tax liabilities by $16,467,000 to reflect the differences between financial statement amounts and tax bases of assets and liabilities.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax liabilities and assets are disclosed in the consolidated balance sheets at December 31, 1999 and 1998 as follows:

                                                                                        Company               Predecessor
                                                                                        -------               ----------
                                                                                                 December 31,
                                                                                         1999                    1998
                                                                                         ----                    ----
                                                                                                (In thousands)
Noncurrent deferred income tax liabilities  . . . . . . . . . . . . . . . . .           $24,078                 $6,610
Current deferred income tax assets  . . . . . . . . . . . . . . . . . . . . .             6,814                  5,108
                                                                                        -------                 ------
Net deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . .           $17,264                 $1,502
                                                                                        =======                 ======



The Predecessor's federal income tax returns for 1989 through 1994 have been examined by the IRS and the federal income tax returns for 1996 and 1997 are currently under examination by the IRS. The Predecessor acquired certain intangible assets at the time of acquisition of the Predecessor and of Ardell for $29 million, and the Predecessor has claimed federal income tax deductions of $29 million for the amortization of those assets. In June 1997, the IRS issued a statutory notice of deficiency disallowing substantially all of the Predecessor's amortization deductions relating to the intangible assets. The Predecessor disagreed with the IRS's disallowances and in September 1997, petitioned the U.S. Tax Court to review and redetermine such disallowances. In January 1999, the Predecessor reached agreement with the IRS and signed a stipulation which was filed with the U.S. Tax Court as final resolution of all outstanding issues. During 1998, the Predecessor recognized a $1,546,000 reduction in its provision for income taxes as a result of settling these issues. The settlement of these issues did not have a materially adverse impact on the 1998 consolidated financial position or results of operations of the Predecessor.


10. STOCKHOLDERS' EQUITY

The Predecessor had an incentive stock option plan whereby incentive stock options were granted to directors, officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. The plan provided for the granting of options to purchase up to 750,000 shares of common stock. Grants of options for 10,000 shares of common stock for each of two new directors issued in June 1993 became exercisable in five equal installments commencing one year from the date of grant. Grants of options issued to key management employees became 40% exercisable two years following the date of grant

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the remainder were exercisable over the following three years in equal annual installments. The plan also provided for the granting of stock appreciation rights ("SARs") to officers and key employees with terms of ten years. The terms of the SARs are determined at the time of grant. Upon exercise, holders of SARs are paid, at the option of the Predecessor, cash or common stock in an amount equal to the appreciation in market value of such stock between the grant date and the exercise date.

In connection with the Acquisition, the Predecessor redeemed all of its outstanding options to purchase common stock at an aggregate purchase price of $1,162,000. The Company does not have an incentive stock option plan.

Pro forma information regarding net income and earnings per share is required by FAS Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Predecessor had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. Significant weighted-average assumptions used in the model for valuing stock options granted during 1997 and 1996 are as follows:

                                                              1997            1996
                                                              ----            ----
Risk-free interest rate . . . . . . . . . . . . . . .              6.9%             6.6%
Expected life of the option . . . . . . . . . . . . .         7.9 years        8.0 years
Expected volatility of stock  . . . . . . . . . . . .              .268             .261
Expected dividend yield . . . . . . . . . . . . . . .                0%               0%

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Predecessor's pro forma information follows (in thousands, except for earnings per share data):

                                                                       Period from             Year Ended December 31,
                                                                     January 1, 1999           -----------------------
                                                                    to April 23, 1999          1998                1997
                                                                    -----------------          ----                ----

Net (loss) income
 As reported  . . . . . . . . . . . . . . . . . . . . . . . . . .        $(7,816)            $10,102              $15,069
 Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,974)              9,600               14,608

Earnings per share
 As reported
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (0.65)            $  0.83              $  1.25
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.65)               0.83                 1.23
 Pro forma
   Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.66)               0.79                 1.21
   Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.66)               0.79                 1.19


Stock options granted during 1997 (net of forfeitures) aggregated 120,500 shares and the weighted-average estimated fair value at the date of grant was $7.47 per share. There were no stock options granted by the Predecessor during 1999 or 1998.

Stock option plan activity of the Predecessor is summarized below:

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Exercise Price Per Share
                                                                                              -------------------------
                                                                     Number of Shares         Range          Weighted Average
                                                                     ----------------         ------         -----------------
Outstanding at 12-31-96 . . . . . . . . . . . . . . . . . . . . .         367,500          $8.63-$11.00           $ 9.56
Granted in 1997 . . . . . . . . . . . . . . . . . . . . . . . . .         121,500                 15.38            15.38
Exercised in 1997 . . . . . . . . . . . . . . . . . . . . . . . .          (5,200)                 8.63             8.63
Cancelled in 1997 . . . . . . . . . . . . . . . . . . . . . . . .          (1,600)           8.63-11.00            10.11
                                                                         --------          ------------           ------
Outstanding at 12-31-97 . . . . . . . . . . . . . . . . . . . . .         482,200            8.63-15.38            11.03
Granted in 1998 . . . . . . . . . . . . . . . . . . . . . . . . .              --
Exercised in 1998 . . . . . . . . . . . . . . . . . . . . . . . .         (12,000)                 8.63             8.63
Cancelled in 1998 . . . . . . . . . . . . . . . . . . . . . . . .          (5,500)           8.63-15.38            10.93
                                                                         --------          ------------           ------
Outstanding at 12-31-98 . . . . . . . . . . . . . . . . . . . . .         464,700            8.63-15.38            11.09

Exercised - March 19, 1999  . . . . . . . . . . . . . . . . . . .            (300)                 8.63             8.63
Redeemed - April 23, 1999 . . . . . . . . . . . . . . . . . . . .        (457,600)           8.63-11.00            11.04
Cancelled - April 23, 1999  . . . . . . . . . . . . . . . . . . .          (6,800)           8.63-15.38            15.08
                                                                         --------          ------------           ------
Outstanding at April 23, 1999 . . . . . . . . . . . . . . . . . .              --          $         --           $   --
                                                                         ========          ============           ======


Stock options outstanding at December 31, 1998, aggregated 464,700 shares and had a weighted-average remaining contractual life of 6.9 years and a weighted-average exercise price of $11.09 per share. Stock options exercisable at December 31, 1998 and 1997 totaled 232,600 and 142,460 shares, respectively. Stock options exercisable at December 31, 1998, had a weighted-average exercise price of $9.20 per share. Stock options reserved for future grant at December 31, 1998 and 1997 totaled 268,100 and 262,600 shares, respectively.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the components of stockholders' equity are as follows:

                                                                                 Predecessor
                                            -----------------------------------------------------------------------------
                                            Common Stock                Advances       Retained     Accumulated
                                  ----------------------------------      to RSA        Earnings        Other
                                                  Par     Additional    Holdings     (Accumulated  Comprehensive
                                    Shares       Value      Capital    Corporation     Deficit)    Income (Loss)      Total
                                   -------      ------     ---------   ----------     ----------    ------------     ------
                                                               (In thousands, except share data)

Balance at December 31, 1996      12,092,849     $121      $ 65,756     $     --       $(20,714)       $ (640)      $ 44,523
 Exercise of stock options  .          5,200       --            45           --             --            --             45
 Foreign currency translation             --       --            --           --             --          (198)          (198)
 Net income   . . . . . . . .             --                                             15,069                       15,069
                                  ----------     ----      --------     --------       --------        ------       --------
Balance at December 31, 1997      12,098,049      121        65,801           --         (5,645)         (838)        59,439
 Exercise of stock options  .         12,000       --           104           --             --            --            104
 Foreign currency translation             --       --            --           --             --           (91)           (91)
 Net income   . . . . . . . .             --       --            --           --        10,102             --         10,102
                                  ----------     ----      --------     --------       --------        ------       --------
Balance at December 31, 1998      12,110,049      121        65,905           --          4,457          (929)        69,554
 Exercise of stock options  .            300       --             2           --             --           --               2
 Foreign currency translation             --       --            --           --             --          (116)          (116)
 Purchase accounting
  transactions  . . . . . . . .           --       --       106,936      (24,155)         3,359         1,045         87,185
 Net loss   . . . . . . . . .             --       --            --           --         (7,816)           --         (7,816)
                                  ----------     ----      --------     --------       --------        ------       --------
Balance at April 23, 1999 . .     12,110,349     $121      $172,843     $(24,155)      $     --        $   --       $148,809
                                  ==========     ====      ========     ========       ========        ======       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Company
                                           ---------------------------------------------------------------------------------
                                           Common Stock                Advances       Retained     Accumulated
                                   --------------------------------     to RSA        Earnings        Other
                                                 Par     Additional    Holdings     (Accumulated  Comprehensive
                                   Shares       Value      Capital    Corporation     Deficit)    Income (Loss)      Total
                                   ------       -----     ---------   ----------     ----------    ------------      -----
                                                              (In thousands, except share data)
Balance at April 23, 1999 . .    12,110,349     $121      $172,843     $(24,155)      $    --          $--         $148,809
 Foreign currency
  translation . . . . . . . .            --       --            --           --            --           10               10
 Advances to RSA Holdings
   Corporation, net . . . . .            --       --            --     ( 18,559)           --           --          (18,559)
 Net loss   . . . . . . . . .            --       --            --           --        (1,258)          --           (1,258)
                                 ----------     ----      --------     --------       -------          ---         --------
Balance at December 31, 1999     12,110,349     $121      $172,843     $(42,714)      $(1,258)         $10         $129,002
                                 ==========     ====      ========     ========       =======          ===         ========

Accumulated other comprehensive income (loss) consists entirely of foreign currency translation adjustments at April 23, 1999, December 31, 1999 and December 31, 1998. These amounts have not been tax effected. Advances to RSA Holdings Corporation for the period from April 24, 1999 to December 31, 1999 of $18,559,000 relate primarily to the $15,000,000 reduction in RSA Holdings Corporation outstanding note payable and the repurchase of the outstanding shares of the Predecessor's Common Stock, which remained outstanding following the Stock Tender Offer, for $3,362,000.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources to its segments based on operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 2).

                                                   Net Sales                                 Operating Income (Loss)
                                -----------------------------------------------     -----------------------------------------
                                 Company                Predecessor                Company              Predecessor
                                ---------    ----------------------------------    --------   -------------------------------
                                  Period      Period                                Period     Period
                                   from        from                                  from       from
                                April 24,   January 1,     Year         Year      April 24,  January 1,     Year       Year
                                 1999 to      1999 to      Ended        Ended      1999 to     1999 to      Ended      Ended
                                 December    April 23,   December     December     December   April 23,   December   December
                                 31, 1999      1999      31, 1998     31, 1997     31, 1999     1999      31, 1998   31, 1997
                                ---------    ---------   ---------   ----------    --------   ---------   --------   --------
                                                                        (In thousands)
Razors and Blades . . . . . .    $146,318     $55,189    $183,979     $182,615     $11,368     $6,761      $20,969    $26,506
Cotton and Foot Care  . . . .      58,767      25,551      87,339       80,350       1,847        264        4,111      6,278
Custom Bar Soap . . . . . . .      22,074       6,851      26,170       33,642       2,703       (218)       1,368      4,125
                                 --------     -------    --------     --------     -------     -------     -------    -------
                                 $227,159     $87,591    $297,488     $296,607      15,918       6,807      26,448     36,909
                                 ========     =======    ========     ========
Transaction expenses  . . . .                                                           --      11,440          --         --
                                                                                   -------     -------     -------    -------
Operating income (loss) . . .                                                       15,918      (4,633)     26,448     36,909
Interest expense  . . . . . .                                                       15,112      3,907       12,270     12,270
                                                                                   -------     -------     -------    -------
Income (loss) before income
 taxes and extraordinary
 item   . . . . . . . . . . .                                                      $   806     $(8,540)    $14,178    $24,639
                                                                                   =======     =======     =======    =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Additions to Long-Lived Assets
                                                                            -------------------------------------------------
                                                                             Company                 Predecessor
                                                                            ---------   -------------------------------------

                                               Year End Assets               Period
                                    -------------------------------------    from     Period from
                                      Company           Predecessor          April 24,   January 1,       Year         Year
                                    ----------    -----------------------     1999 to     1999 to       Ended         Ended
                                     December     December     December,     December    April 23,     December     December
                                     31, 1999     31, 1998      31, 1997     31, 1999      1999        31, 1998     31, 1997
                                    ----------   ----------    ----------   ---------   ----------    ----------   ----------
                                                                          (In thousands)
Razors and Blades . . . . . . . .    $315,932     $186,328      $178,331      $5,624     $ 113,885     $ 8,362       $11,467
Cotton and Foot Care  . . . . . .      56,569       50,940        49,366       1,065         6,970       3,700         9,311
Custom Bar Soap . . . . . . . . .      30,370       25,629        26,384         994           427         964           957
                                     --------     --------      --------      ------      --------     -------       -------
                                     $402,871     $262,897      $254,081      $7,683     $ 121,282     $13,026       $21,735
                                     ========     ========      ========      ======      ========     =======       =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              Depreciation and Amortization
                                                           ------------------------------------------------------------------
                                                               Company                         Predecessor
                                                           --------------   -------------------------------------------------
                                                               Period           Period
                                                                from             from
                                                              April 24,       January 1,           Year             Year
                                                               1999 to          1999 to           Ended             Ended
                                                              December         April 23,         December         December
                                                              31, 1999           1999            31, 1998         31, 1997
                                                           --------------   --------------    --------------   --------------
                                                                                     (In thousands)
Razors and Blades . . . . . . . . . . . . . . . . . . .        $ 8,973          $2,769           $ 8,162           $ 7,415
Cotton and Foot Care  . . . . . . . . . . . . . . . . .          1,867             917             2,876             2,625
Custom Bar Soap . . . . . . . . . . . . . . . . . . . .            657             419             1,139             1,085
                                                               -------          ------           -------           -------
                                                               $11,497          $4,105           $12,177           $11,125
                                                               =======          ======           =======           =======

Operating income for 1998 for Razors and Blades and Cotton and Foot Care includes special charges of $2,819,000 and $184,000, respectively. Operating income for the period from April 24, 1999 to December 31, 1999 for Razors and Blades, Cotton and Foot Care and Custom Bar Soap includes a purchase accounting adjustment to inventory of $8,793,000, $169,000 and $46,000, respectively.

The table below reports net sales and long-lived assets (including intangible assets) by geographic area. Transfers between geographic areas are made at arms-length pricing. With the exception of the United States, no country exceeded 10% of net sales or long-lived assets in any year. Revenues were allocated to geographic areas based on the location to which the product was shipped.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Geographic Areas
                                                                                     (In thousands)
                                                           ------------------------------------------------------------------
                                                               Company                         Predecessor
                                                           --------------   -------------------------------------------------
                                                               Period           Period
                                                                from             from
                                                              April 24,       January 1,           Year             Year
                                                               1999 to          1999 to           Ended             Ended
                                                              December         April 23,         December         December
                                                              31, 1999           1999            31, 1998         31, 1997
                                                           --------------   --------------    --------------   --------------
Net sales:
 United States  . . . . . . . . . . . . . . . . . . . .       $184,863          $71,618          $243,660         $249,438
 Foreign  . . . . . . . . . . . . . . . . . . . . . . .         42,296           15,973            53,828           47,169
                                                              --------          -------          --------         --------
   Total  . . . . . . . . . . . . . . . . . . . . . . .       $227,159          $87,591          $297,488         $296,607
                                                              ========          =======          ========         ========

                                                                             December 31,
                                                           -------------------------------------------------
                                                                1999             1998              1997
                                                           --------------   --------------    --------------
Long-lived assets:
  United States  . . . . . . . . . . . . . . . .              $243,590         $134,996          $135,382
  Foreign  . . . . . . . . . . . . . . . . . . .                12,902           11,480            10,797
                                                              --------         --------          --------
    Total  . . . . . . . . . . . . . . . . . . .              $256,492         $146,476          $146,179
                                                              ========         ========          ========


The Company's foreign operations are located principally in Canada, Mexico, the United Kingdom, Europe, Israel, and the Caribbean.

Export sales from the Company's United States operations aggregated $4,628,000 for the period from April 24, 1999 to December 31, 1999, $1,398,000 for the period from January 1, 1999 to April 23, 1999, $5,793,000 in 1998, and $6,798,000 in 1997. Sales to one of the Company's
customers in the Razors and Blades and Cotton and Foot Care segments for the period from April 24, 1999 to December 31, 1999, for the period from January 1, 1999 to April 23, 1999, for 1998, and 1997 amounted to

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 12%, 13%, 11% and 10% of consolidated net sales, respectively.


12. COMMITMENTS, CONTINGENCIES AND OTHER

Cotton Matter:
-------------

During 1998, the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from a number of customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. No lawsuits have been filed by any of these customers. The Company has received written notice of claims for damages in the aggregate amount of approximately $117.0 million. To date, no claim has been substantiated. In addition, $111.0 million of this amount is for alleged lost profits from two customers, which lost profits have not been substantiated. It is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

The Company has notified its supplier that, in the Company's view, the supplier is primarily responsible for damages, if any, that may arise out of this matter. At this time, the Company's supplier has agreed to be responsible for the cost of fiber, bleaching and freight of returned product, but has not agreed to be responsible for any other damages and has expressed an intention to assert defenses to the Company's claims. The Company's insurance carriers have been timely notified of the existence of the claim and have agreed to provide defense in a reservation of rights letter, but are continuing to evaluate whether coverage would apply to all aspects of the claims. The Company is advised by outside counsel that it has strong legal arguments that the aggregate amount of insurance available for these claims would be sufficient to cover the magnitude of the claims currently expressed.

The Company also has been advised by its general counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against its suppliers for damages, if any, incurred by the Company. However, management cannot at this time make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly,

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

there can be no assurance that the Company's exposure from this matter might not potentially exceed the combination of its insurance coverages and recourse to its suppliers. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly or adversely affected by an ultimate unfavorable outcome of this matter.

Other Matters:
-------------
In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") [asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three-bladed shaving cartridge systems (the MBC introduced in 1994 and the Tri-Flexxx (Trademark) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents are not infringed, are invalid and unenforeable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. Gillette's time to respond to the Company's answer and counterclaims has been postponed pending ongoing settlement discussions. The Company believes that Gillette's claims are without merit and intends to defend against them vigorously, as well as to vigorously pursue the Company's counterclaims against Gillette. The Company does not believe it has any material liability with respect to Gillette's claims described above.] However, management and counsel at this time are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this matter. The Company will reassess this matter as new facts become available.

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

In connection with the change in control of the Company and termination of employment, certain executives of the Predecessor received payments aggregating $1.9 million. In addition, The Jordan Company, as advisor to the transaction, received a fee of $2.5 million.

The Company leases buildings, office space and equipment under operating lease agreements which expire on various dates through 2013. Certain leases contain renewal or purchase options which may be exercised by the Company. Rent for leases amounted to approximately $2,709,000 for the period from April 24, 1999 to December 31, 1999, $1,376,000 for the period from January 1, 1999 to April 23, 1999, $3,918,000 in 1998, and $3,336,000 in 1997. Future minimum rental commitments under all noncancellable operating leases at December 31, 1999 approximate $3,236,000 in 2000, $2,941,000 in 2001, $2,600,000 in 2002, $2,174,000 in
2003 and $2,124,000 in 2004.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1999 and 1998, outstanding checks less amounts on deposit amounted to $684,000 and $2,388,000, respectively, which is included in accounts payable in the accompanying consolidated balance sheets. In addition, at December 31, 1999 and 1998, incurred but not reported health insurance claims amounted to $764,000 and $600,000, respectively.


13. ACQUISITIONS

On September 18, 1998, the Predecessor purchased all of the capital stock of Wolco Holland B.V. ("Wolco") for an aggregate purchase price of approximately $2,626,000 net of cash acquired, including assumed liabilities of $877,000 and acquisition related expenses. Wolco is a packager and distributor of razor products to private label accounts in certain European markets. The acquisition was financed by borrowings under the Predecessor's revolving credit facility, internally generated funds and seller financing of $1,178,000 and has been accounted for under the purchase method of accounting.

On April 22, 1997, the Predecessor purchased certain assets of The Cotton Division of American White Cross, Inc. ("AWC") for net consideration of approximately $10,300,000, including acquisition related expenses. AWC is a manufacturer and distributor of store-brand and value-brand cotton swabs, cotton rounds and squares, cotton balls and puffs, pharmaceutical coil and cotton rolls. The acquisition was financed by borrowings of $9,800,000 under the Predecessor's revolving credit facility and has been accounted for under the purchase method of accounting.

Wolco's and AWC's results of operations have been included in the consolidated statement of operations since their respective dates of acquisition.

Pro forma results of operations for the years ended December 31, 1998 and 1997, as if the Wolco and AWC acquisitions occurred as of the beginning of the respective periods, are not presented as the effects are not material.


14. SPECIAL CHARGES

During 1998, the Predecessor recorded an aggregate charge of approximately $3,003,000, which was comprised of approximately $1,000,000 related to the Predecessor's decision to discontinue one of its product lines, approximately $1,803,000 for certain severance and employee benefits related to the termination of certain employees, and approximately $200,000 related to the shutdown of the Predecessor's cotton operations in Sparks, Nevada. Employee terminations have resulted primarily from the consolidation of the Predecessor's sales forces and the termination of certain other management employees. The following table provides information as to the components of the charge:

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Company
                                                           ------------------------------------------------------------------
                                                              Remaining                                        Remaining
                                                             Balance at        Accruals                        Balance at
                                                            April 23, 1999    (Reversals)      Charges      December 31, 1999
                                                            --------------   -------------   ----------    -------------------

Discontinuation of product line:
   Contract termination . . . . . . . . . . . . . . . .        $(17,000)       $ 17,000       $     --          $     --
   Excess inventory and deferred charges  . . . . . . .         500,000         200,000        448,000           252,000
Severance and employee benefits . . . . . . . . . . . .         446,000        (200,000)       246,000                --
                                                               --------        --------     ----------          --------

                                                               $929,000        $ 17,000       $694,000          $252,000
                                                               ========        ========       ========          ========


                                                                                       Predecessor
                                                           ------------------------------------------------------------------
                                                              Remaining                                        Remaining
                                                             Balance at        Accruals                        Balance at
                                                           January 1, 1999    (Reversals)      Charges       April 23, 1999
                                                            --------------   -------------   ----------    -------------------

Discontinuation of product line:
   Contract termination . . . . . . . . . . . . . . . .       $  500,000       $     --       $517,000          $(17,000)
   Excess inventory and deferred charges  . . . . . . .          500,000             --             --           500,000
Severance and employee benefits . . . . . . . . . . . .          603,000             --        157,000           446,000
                                                              ----------                      --------          --------
                                                              $1,603,000       $     --       $674,000          $929,000

                                                              ==========       ========       ========          ========


Amounts remaining at December 31, 1999 are included in accrued expenses in the accompanying consolidated balance sheets and are expected to be utilized for asset write-offs during 2000.


15. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $69,300,000 of 9 7/8% Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents condensed consolidating financial statements as of December 31, 1999 (the Company) and December 31, 1998 (Predecessor), for the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999 and for the years ended December 31, 1998 and 1997 (Predecessor), of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.

During 1997, Ardell Industries, Inc., a non-guarantor subsidiary, was merged into American Safety Razor Company - the parent company.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidating Balance Sheets

                            December 31, 1999

                                                                                             Company
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)
Assets
Current assets:

 Cash and cash equivalents  . . . . . . . . . . .     $  6,221       $  1,180        $  5,081       $      18      $ 12,500
 Accounts receivable, net   . . . . . . . . . . .       19,927         12,906          13,751            (332)       46,252
 Advances receivable--subsidiaries  . . . . . . .       59,790             --              --         (59,790)          --
 Inventories  . . . . . . . . . . . . . . . . . .       29,825         13,322          11,947            (690)       54,404
 Income taxes and prepaid expenses  . . . . . . .        6,511          1,912             273              --         8,696
                                                      --------       --------        --------       ---------      --------


   Total current assets . . . . . . . . . . . . .      122,274         29,320          31,052         (60,794)      121,852

Property and equipment, net . . . . . . . . . . .       58,005         24,731           7,255              --        89,991
Intangible assets, net  . . . . . . . . . . . . .      138,404         22,994           5,103              --       166,501
Prepaid pension cost and other  . . . . . . . . .       16,133          8,373              21              --        24,527

Investment in subsidiaries  . . . . . . . . . . .       32,506             --           8,587         (41,093)           --
                                                      --------       --------        --------       ---------      --------
   Total assets . . . . . . . . . . . . . . . . .     $367,322       $ 85,418        $ 52,018       $(101,887)     $402,871
                                                      ========       ========        ========       =========      ========


Liabilities and Stockholders' Equity
  Accounts payable, accrued expenses and other  .     $ 19,299       $ 10,830        $  6,714       $      (1)     $ 36,842
  Advances payable--subsidiaries  . . . . . . . .           --         44,289          16,504         (60,793)           --
 Current maturities of long-term obligations  . .        7,964          1,417           1,127              --        10,508
                                                      --------       --------        --------       ---------      --------


    Total current liabilities   . . . . . . . . .       27,263         56,536          24,345         (60,794)       47,350

Long-term obligations . . . . . . . . . . . . . .      174,954            154             --               --       175,108
Retiree benefits and other  . . . . . . . . . . .       16,750         10,583             --               --        27,333
Deferred income taxes . . . . . . . . . . . . . .       19,353          4,392             333              --        24,078
                                                      --------       --------        --------       ---------      --------





AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Total liabilities   . . . . . . . . . . . . .      238,320         71,665          24,678         (60,794)      273,869
                                                      --------       --------        --------       ---------      --------


Stockholders' equity
 Common stock   . . . . . . . . . . . . . . . . .          121            485              87            (572)          121
 Additional paid-in capital   . . . . . . . . . .      172,843         12,463          23,391         (35,854)      172,843
 Advances to RSA Holdings Corporation, net  . . .      (42,714)            --              --              --       (42,714)
 (Accumulated deficit) retained earnings  . . . .       (1,258)           805           3,852          (4,657)       (1,258)
 Accumulated other comprehensive income   . . . .           10             --              10             (10)           10
                                                      --------       --------        --------       ---------      --------
                                                       129,002         13,753          27,340         (41,093)      129,002
                                                      --------       --------        --------       ---------      --------
    Total liabilities and stockholders' equity  .     $367,322       $ 85,418        $ 52,018       $(101,887)     $402,871
                                                      ========       ========        ========       =========      ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidating Balance Sheets

                            December 31, 1998

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Assets
Current assets:
 Cash and cash equivalents . . . . . . . . . . . .    $    (17)      $    106        $  3,364       $     --       $  3,453
 Accounts receivable, net  . . . . . . . . . . . .      18,717         12,315          13,704           (238)        44,498
 Advances receivable--subsidiaries . . . . . . . .      48,543            --              --         (48,543)           --
 Inventories . . . . . . . . . . . . . . . . . . .      30,108         13,349          11,604         (1,032)        54,029
 Income taxes and prepaid expenses . . . . . . .         6,216          1,578             643             --          8,437
                                                      --------       --------        --------       --------       --------
 Total current assets   . . . . . . . . . . . . .      103,567         27,348          29,315        (49,813)       110,417

Property and equipment, net . . . . . . . . . . .       41,656         24,068           8,941             --         74,665
Intangible assets, net  . . . . . . . . . . . . .       49,027         20,601           2,183             --         71,811
Prepaid pension cost and other  . . . . . . . . .        1,133          4,850              21             --          6,004
Investment in subsidiaries  . . . . . . . . . . .       39,458             --           4,218        (43,676)            --
                                                      --------       --------        --------       --------       --------
 Total assets   . . . . . . . . . . . . . . . . .     $234,841       $ 76,867        $ 44,678       $(93,489)      $262,897
                                                      ========       ========        ========       ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable, accrued expenses and other   .     $ 20,058       $  9,611        $  4,568       $     --       $ 34,237
 Advances payable--subsidiaries . . . . . . . . .          --          43,283           2,686        (45,969)           --
Current maturities of long-term obligations . . .        1,030          1,380           1,442             --          3,852
                                                      --------       --------        --------       --------       --------


 Total current liabilities  . . . . . . . . . . .       21,088         54,274           8,696        (45,969)        38,089

Long-term obligations . . . . . . . . . . . . . .      121,718          1,377             386             --        123,481
Retiree benefits and other  . . . . . . . . . . .       15,169          9,994             --              --         25,163
Deferred income taxes . . . . . . . . . . . . . .        3,468          3,040             102             --          6,610
                                                      --------       --------        --------       --------       --------


   Total liabilities  . . . . . . . . . . . . . .      161,443         68,685           9,184        (45,969)       193,343
                                                      --------       --------        --------       --------       --------




AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholders' equity
Common stock   . . . . . . . . . . . . . . . . . .         121            485              87           (572)           121
 Additional paid-in capital  . . . . . . . . . . .      65,905         15,662          27,173        (42,835)        65,905
 Retained earnings (accumulated deficit) . . . . .       4,457         (7,965)         12,075         (4,110)         4,457
 Dividends . . . . . . . . . . . . . . . . . . . .       2,877             --          (2,877)           --             --
Accumulated other comprehensive income (loss) . .           38             --            (964)            (3)          (929)
                                                      --------       --------        --------       --------       --------
                                                        73,398          8,182          35,494        (47,520)        69,554
                                                      --------       --------        --------       --------       --------
 Total liabilities and stockholders' equity   . .     $234,841       $ 76,867        $ 44,678       $(93,489)      $262,897
                                                      ========       ========        ========       ========       ========


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidating Statements of Operations

         For the Period from April 24, 1999 to December 31, 1999

                                                                                             Company
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Net sales . . . . . . . . . . . . . . . . . . . .     $116,497       $ 81,359        $ 44,001       $(14,698)      $227,159
Cost of sales:
 Cost of sales  . . . . . . . . . . . . . . . . .       64,162         66,064          30,825        (14,563)       146,488
   Purchase accounting adjustment to inventory  .        7,910            215             883             --          9,008
                                                      --------       --------        --------       --------       --------

Gross profit  . . . . . . . . . . . . . . . . . .       44,425         15,080          12,293           (135)        71,663

Selling, general and administrative expenses  . .       35,643          9,904           7,020             --         52,567
Amortization of intangible assets . . . . . . . .        2,466            626              86             --          3,178
                                                      --------       --------        --------       --------       --------

Operating income  . . . . . . . . . . . . . . . .        6,316          4,550           5,187           (135)        15,918

Operating income (expense):
 Equity in earnings (losses) of affiliates  . . .        5,205            --              (22)        (5,183)            --
 Interest expense   . . . . . . . . . . . . . . .      (13,514)        (2,996)          1,398             --        (15,112)
                                                      --------       --------        --------       --------       --------
(Loss) income before income taxes and
 extraordinary item   . . . . . . . . . . . . . .       (1,993)         1,554           6,563        (5,318)            806
Income taxes (benefit)  . . . . . . . . . . . . .       (1,346)           743           2,056             --          1,453
                                                      --------       --------        --------       --------       --------

(Loss) income before extraordinary item . . . . .         (647)           811           4,507         (5,318)          (647)
Extraordinary item  . . . . . . . . . . . . . . .          611             --              --             --            611
                                                      --------       --------        --------       --------       --------
Net (loss) income . . . . . . . . . . . . . . . .     $ (1,258)      $    811        $  4,507       $ (5,318)      $ (1,258)
                                                      ========       ========        ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidating Statements of Operations

          For the Period from January 1, 1999 to April 23, 1999

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Net sales . . . . . . . . . . . . . . . . . . . .     $ 46,889       $ 32,731        $ 17,136       $ (9,165)      $ 87,591
Cost of sales . . . . . . . . . . . . . . . . . .       26,237         28,514          12,934         (9,165)        58,520
                                                      --------       --------        --------       --------       --------

Gross profit  . . . . . . . . . . . . . . . . . .       20,652          4,217           4,202             --         29,071

Selling, general and administrative expenses  . .       13,665          3,860           3,904             --         21,429
Amortization of intangible assets . . . . . . . .          470            318              47             --            835
Transaction expenses  . . . . . . . . . . . . . .       11,440             --              --             --         11,440
                                                      --------       --------        --------       --------       --------

Operating (loss) income . . . . . . . . . . . . .       (4,923)            39             251             --         (4,633)

Operating income (expense):
 Equity in earnings (losses) of affiliates  . . .         (135)           --             (394)           529             --
 Interest expense   . . . . . . . . . . . . . . .       (3,193)        (1,300)            586             --         (3,907)
                                                      --------       --------        --------       --------       --------
(Loss) income before income taxes and
 extraordinary item   . . . . . . . . . . . . . .       (8,251)        (1,261)            443            529         (8,540)
Income taxes (benefit)  . . . . . . . . . . . . .         (553)          (570)            281             --           (842)
                                                      --------       --------        --------       --------       --------

(Loss) income before extraordinary item . . . . .       (7,698)          (691)            162            529         (7,698)
Extraordinary item  . . . . . . . . . . . . . . .          118             --              --             --            118
                                                      --------       --------        --------       --------       --------
Net (loss) income . . . . . . . . . . . . . . . .     $ (7,816)      $   (691)       $    162       $    529       $ (7,816)
                                                      ========       ========        ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidating Statements of Income

                       Year Ended December 31, 1998

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Net sales . . . . . . . . . . . . . . . . . . . .     $150,691       $114,126        $ 55,141       $(22,470)      $297,488
Cost of sales . . . . . . . . . . . . . . . . . .       85,333         96,508          42,607        (22,470)       201,978
                                                      --------       --------        --------       --------       --------

Gross profit  . . . . . . . . . . . . . . . . . .       65,358         17,618          12,534            --          95,510

Selling, general and administrative expenses  . .       40,840         11,822          10,854            --          63,516
Amortization of intangible assets . . . . . . . .        1,477            984              82            --           2,543
Special charges . . . . . . . . . . . . . . . . .        2,725            184              94            --           3,003
                                                      --------       --------        --------       --------       --------

Operating income  . . . . . . . . . . . . . . . .       20,316          4,628           1,504            --          26,448

Other income (expense):
   Equity in earnings of affiliates . . . . . . .        1,645            --              180         (1,825)           --
   Interest expense . . . . . . . . . . . . . . .       (8,270)        (4,193)            193            --         (12,270)
                                                      --------       --------        --------       --------       --------

Income before income taxes  . . . . . . . . . . .       13,691            435           1,877         (1,825)        14,178
Income taxes  . . . . . . . . . . . . . . . . . .        3,589              8             479             --          4,076
                                                      --------       --------        --------       --------       --------

Net income  . . . . . . . . . . . . . . . . . . .     $ 10,102       $    427        $  1,398       $ (1,825)      $ 10,102
                                                      ========       ========        ========       ========       ========



AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidating Statements of Income

                       Year Ended December 31, 1997

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Net sales . . . . . . . . . . . . . . . . . . . .     $152,784       $114,365        $ 48,467       $(19,009)      $296,607
Cost of sales . . . . . . . . . . . . . . . . . .       87,509         91,503          36,988        (19,009)       196,991
                                                      --------       --------        --------       --------       --------

Gross profit  . . . . . . . . . . . . . . . . . .       65,275         22,862          11,479             --         99,616

Selling, general and administrative expenses  . .       37,853         12,269          10,084             --         60,206

Amortization of intangible assets . . . . . . . .        1,456            990              55             --          2,501
                                                      --------       --------        --------       --------       --------

Operating income  . . . . . . . . . . . . . . . .       25,966          9,603           1,340             --         36,909

Other income (expense):
   Equity in earnings of affiliates . . . . . . .        4,880            --            1,680         (6,560)           --
   Interest expense . . . . . . . . . . . . . . .       (9,387)        (3,923)          1,040             --        (12,270)
                                                      --------       --------        --------       --------       --------
Income before income taxes  . . . . . . . . . . .       21,459          5,680           4,060         (6,560)        24,639
Income taxes  . . . . . . . . . . . . . . . . . .        6,390          2,158           1,022             --          9,570
                                                      --------       --------        --------       --------       --------

Net income  . . . . . . . . . . . . . . . . . . .     $ 15,069       $  3,522        $  3,038       $ (6,560)      $ 15,069
                                                      ========       ========        ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidating Statements of Comprehensive Income

         For the Period from April 24, 1999 to December 31, 1999

                                                                                             Company
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Net (loss) income . . . . . . . . . . . . . . . .     $ (1,258)      $    811        $  4,507       $ (5,318)      $ (1,258)
Other comprehensive income:
   Foreign currency translation adjustments . . .           10             --              10            (10)            10
                                                      --------       --------        --------       --------       --------
Comprehensive income (loss) . . . . . . . . . . .     $ (1,248)      $    811        $  4,517       $ (5,328)      $ (1,248)
                                                      ========       ========        ========       ========       ========




        Condensed Consolidating Statements of Comprehensive Income

          For the Period from January 1, 1999 to April 23, 1999

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)
Net (loss) income . . . . . . . . . . . . . . . .     $ (7,816)      $   (691)       $    162       $    529       $ (7,816)
Other comprehensive loss:
   Foreign currency translation adjustments . . .           --             --            (116)            --           (116)
                                                      --------       --------        --------       --------       --------
Comprehensive income (loss) . . . . . . . . . . .     $ (7,816)      $   (691)       $     46       $    529       $ (7,932)
                                                      ========       ========        ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Condensed Consolidating Statements of Comprehensive Income

                       Year Ended December 31, 1998

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)

Net income  . . . . . . . . . . . . . . . . . . .     $ 10,102       $    427        $  1,398       $ (1,825)      $ 10,102
Other comprehensive income:
   Foreign currency translation adjustments . . .           --             --             (91)            --            (91)
                                                      --------       --------        --------       --------       --------
Comprehensive income  . . . . . . . . . . . . . .     $ 10,102       $    427        $  1,307       $ (1,825)      $ 10,011
                                                      ========       ========        ========       ========       ========



        Condensed Consolidating Statements of Comprehensive Income

                       Year Ended December 31, 1997

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------

                                                                                  (In thousands)
Net income  . . . . . . . . . . . . . . . . . . .     $ 15,069       $  3,522        $  3,038       $ (6,560)      $ 15,069
Other comprehensive income:
   Foreign currency translation adjustments . . .           --             --            (198)            --           (198)
                                                      --------       --------        --------       --------       --------
Comprehensive income  . . . . . . . . . . . . . .     $ 15,069       $  3,522        $  2,840       $ (6,560)      $ 14,871
                                                      ========       ========        ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidating Statements of Cash Flows

         For the Period from April 24, 1999 to December 31, 1999

                                                                                             Company
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                          ASR      Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                      ----------   ------------    ------------   ------------   ------------
                                                                                   (In thousands)

Operating activities
Net cash provided by operating activities . . . . .    $  9,110      $  2,871        $  8,419       $ (1,137)      $ 19,263

Investing activities
Capital expenditures  . . . . . . . . . . . . . . .      (5,427)       (2,075)           (928)           --          (8,430)
Other . . . . . . . . . . . . . . . . . . . . . . .         (29)           --              --            --             (29)
Advances from (to) subsidiaries . . . . . . . . . .       1,767            --              --         (1,767)            --
                                                       --------      --------        --------       --------       --------

Net cash used in investing activities . . . . . . .      (3,689)       (2,075)           (928)        (1,767)        (8,459)

Financing activities
Repayment of long-term obligations  . . . . . . . .     (31,173)       (1,415)           (318)           --         (32,906)
Proceeds from borrowings  . . . . . . . . . . . . .      51,100           194             --             --          51,294
Deferred loan fees  . . . . . . . . . . . . . . . .        (395)          --              --             --            (395)
Advances to RSA Holdings Corporation, net . . . . .     (18,559)          --              --             --         (18,559)
Advances from (to) subsidiaries . . . . . . . . . .         --          1,308          (4,230)         2,922             --
                                                       --------      --------        --------       --------       --------


   Net cash provided from (used in) financing
    activities  . . . . . . . . . . . . . . . . . .        973            87          (4,548)         2,922           (566)


Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . . . . .       6,394           883           2,943             18         10,238

Cash and cash equivalents, beginning of period  . .        (173)         297            2,138             --          2,262
                                                       --------      --------        --------       --------       --------
    Cash and cash equivalents, end of period  . . .    $  6,221      $  1,180        $  5,081       $     18       $ 12,500
                                                       ========      ========        ========       ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidating Statements of Cash Flows

          For the Period from January 1, 1999 to April 23, 1999

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)
Operating activities
Net cash (used in) provided by operating
activities  . . . . . . . . . . . . . . . . . . .     $ (7,841)       $1,545          $  518         $  444         $(5,334)

Investing activities
Capital expenditures  . . . . . . . . . . . . . .       (2,538)         (824)           (276)            --          (3,638)
Other . . . . . . . . . . . . . . . . . . . . . .          49             --              --             --              49
Advances from (to) subsidiaries . . . . . . . . .        1,997            --              --         (1,997)             --
                                                      --------        ------          ------         ------         -------

 Net cash used in investing activities  . . . . .         (492)         (824)           (276)        (1,997)         (3,589)

Financing activities
Repayment of long-term obligations  . . . . . . .      (21,464)          (62)           (383)            --         (21,909)
Proceeds from borrowings  . . . . . . . . . . . .       61,400            --              --             --          61,400
Deferred loan fees  . . . . . . . . . . . . . . .       (7,606)           --              --             --          (7,606)
Proceeds from exercise of stock options . . . . .            2            --              --             --               2
Advances to RSA Holdings Corporation, net . . . .      (24,155)           --              --             --         (24,155)
Advances from (to) subsidiaries . . . . . . . . .           --          (468)         (1,085)         1,553              --
                                                      --------        ------          ------         ------         -------

 Net cash provided from (used in) financing
 activities   . . . . . . . . . . . . . . . . . .        8,177          (530)         (1,468)         1,553           7,732

Net (decrease) increase in cash and cash
equivalents . . . . . . . . . . . . . . . . . . .         (156)          191          (1,226)            --          (1,191)
Cash and cash equivalents, beginning of period  .          (17)          106           3,364             --           3,453
                                                      --------        ------          ------         ------         -------
 Cash and cash equivalents, end of period   . . .     $   (173)       $  297          $2,138         $   --         $ 2,262
                                                      ========        ======          ======         ======         =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidating Statements of Cash Flows

                       Year Ended December 31, 1998

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)
Operating activities
Net cash provided by (used in) operating
activities  . . . . . . . . . . . . . . . . . . .     $ 13,429        $(1,593)        $  383         $  322         $12,541
                                                       -------        -------         ------         ------         -------

Investing activities
Capital expenditures  . . . . . . . . . . . . . .       (7,205)        (3,976)          (194)            --         (11,375)
Purchase of Wolco, net of cash acquired . . . . .           --             --           (571)            --            (571)
Other . . . . . . . . . . . . . . . . . . . . . .         (719)            --             56             --            (663)
Investment in subsidiaries  . . . . . . . . . . .       (3,481)            --          3,481             --              --
Advances from (to) subsidiaries . . . . . . . . .       (5,481)            --             --          5,481              --
                                                       -------        -------         ------         ------         -------

 Net cash (used in) provided from investing
 activities   . . . . . . . . . . . . . . . . . .      (16,886)        (3,976)         2,772          5,481         (12,609)
                                                       -------        -------         ------         ------         -------

Financing activities
Repayment of long-term obligations  . . . . . . .         (320)          (192)          (885)            --          (1,397)
Proceeds from borrowings  . . . . . . . . . . . .        3,300             --             80             --           3,380
Proceeds for exercise of stock options  . . . . .          104             --             --             --             104
Advances from (to) subsidiaries . . . . . . . . .           --          5,434            377         (5,811)             --
                                                       -------        -------         ------         ------         -------

 Net cash provided from (used in) financing
 activities   . . . . . . . . . . . . . . . . . .        3,084          5,242           (428)        (5,811)          2,087
                                                       -------        -------         ------         ------         -------

Net (decrease) increase in cash and cash
equivalents . . . . . . . . . . . . . . . . . . .         (373)         (327)          2,727             (8)          2,019
Cash and cash equivalents, beginning of period  .          356            433            637              8           1,434
                                                       -------        -------         ------         ------         -------
 Cash and cash equivalents, end of period   . . .     $    (17)       $   106         $3,364         $   --         $ 3,453
                                                       =======        =======         ======         ======         =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Condensed Consolidating Statements of Cash Flows

                       Year Ended December 31, 1997

                                                                                           Predecessor
                                                                   ----------------------------------------------------------
                                                                     Guarantor    Non-guarantor
                                                        ASR        Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------   ------------
                                                                                  (In thousands)
Operating activities
Net cash provided by (used in) operating
activities  . . . . . . . . . . . . . . . . . . .     $   (671)       $ 9,941         $2,308         $  459         $12,037
                                                       -------        -------         ------         ------         -------

Investing activities
Capital expenditures  . . . . . . . . . . . . . .       (8,115)        (2,724)        (2,875)            --         (13,714)
Purchase of AWC, net of cash acquired . . . . . .           --        (10,300)            --             --         (10,300)
Other . . . . . . . . . . . . . . . . . . . . . .           --             (3)            --             --              (3)
Investment in subsidiaries  . . . . . . . . . . .       (9,445)            --          9,445             --              --
Advances from (to) subsidiaries . . . . . . . . .        7,451             --             --         (7,451)             --
                                                       -------        -------         ------         ------         -------

 Net cash (used in) provided from investing
 activities   . . . . . . . . . . . . . . . . . .      (10,109)       (13,027)         6,570         (7,451)        (24,017)
                                                       -------        -------         ------         ------         -------

Financing activities
Repayment of long-term obligations  . . . . . . .         (310)          (243)            --             --            (553)
Proceeds from borrowings  . . . . . . . . . . . .       11,200             --            743             --          11,943
Proceeds for exercise of stock options  . . . . .           45             --             --             --              45
Advances from (to) subsidiaries . . . . . . . . .           --          3,750        (10,750)         7,000              --
                                                       -------        -------         ------         ------         -------

 Net cash provided from (used in) financing
 activities   . . . . . . . . . . . . . . . . . .       10,935          3,507        (10,007)         7,000          11,435
                                                       -------        -------         ------         ------         -------

Net increase (decrease) in cash and cash
equivalents . . . . . . . . . . . . . . . . . . .          155            421         (1,129)             8            (545)
Cash and cash equivalents, beginning of period  .          201             12          1,766             --           1,979
                                                       -------        -------         ------         ------         -------
 Cash and cash equivalents, end of period   . . .     $    356        $   433         $  637         $    8         $ 1,434
                                                       =======        =======         ======         ======         =======

Report of Independent Accountants


To the Board of Directors and Shareholder of American Safety Razor Company


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of American Safety Razor Company and its subsidiaries (the "Company") at December 31, 1999 and the results of their operations and their cash flows for the period from April 24, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Richmond, Virginia
February 11, 2000

Report of Independent Accountants


To the Board of Directors and Shareholder of American Safety Razor Company


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of American Safety Razor Company and its subsidiaries (the "Predecessor") at December 31, 1998 and the results of their operations and their cash flows for the period from January 1, 1999 to April 23, 1999, and for the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Richmond, Virginia
February 11, 2000

             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      AMERICAN SAFETY RAZOR COMPANY

                              (IN THOUSANDS)


                                                                                     Company
                                                    -------------------------------------------------------------------------
                                                                             Additions
                                                                    ---------------------------
                                                      Balance       Charged to      Charged to
                                                    Beginning of     Costs and        Other                       Balance End
Description                                            Period        Expenses        Accounts       Deductions     of Period
------------------------------------------------    ------------    -----------    -----------    -------------   ------------
Period from April 24, 1999 to December 31, 1999

 Reserves and allowances deducted from asset
   accounts:
   Allowance for doubtful accounts  . . . . . . .      $1,113         $  593          $   --         $  452<F1>     $1,254
   Allowance for discounts and other deductions .       2,329          3,128              --          2,498<F2>      2,959
                                                       ------         ------          ------         ------         ------
                                                       $3,442         $3,721          $   --         $2,950         $4,213
                                                       ======         ======          ======         ======         ======

                                                                                   Predecessor
                                                    -------------------------------------------------------------------------
                                                                             Additions
                                                                    ---------------------------
                                                      Balance       Charged to      Charged to
                                                    Beginning of     Costs and        Other                       Balance End
Description                                            Period        Expenses        Accounts       Deductions     of Period
-------------------------------------------------   ------------   ------------    ------------    ------------   ------------
Period from January 1, 1999 to April 23, 1999

 Reserves and allowances deducted from asset
 accounts:
   Allowance for doubtful accounts  . . . . . . .      $  966         $  464          $   --         $  317<F1>     $1,113
   Allowance for discounts and other deductions .       1,991          1,923              --          1,585<F2>      2,329
                                                       ------         ------          ------         ------         ------
                                                       $2,957         $2,387          $   --         $1,902         $3,442
                                                       ======         ======          ======         ======         ======



Year ended 12-31-98

 Reserves and allowances deducted from asset
 accounts:
   Allowance for doubtful accounts  . . . . . . .      $1,363         $  212          $   --         $  609<F1>     $  966
   Allowance for discounts and other deductions .       2,098          5,209              --          5,316<F2>      1,991
                                                       ------         ------          ------         ------         ------
                                                       $3,461         $5,421          $   --         $5,925         $2,957
                                                       ======         ======          ======         ======         ======

Year ended 12-31-97

 Reserves and allowances deducted from asset
 accounts:
   Allowance for doubtful accounts  . . . . . . .      $1,252         $  595          $   --         $  484<F1>     $1,363
   Allowance for discounts and other deductions .       1,306          4,820              --          4,028<F2>      2,098
                                                       ------         ------          ------         ------         ------
                                                       $2,558         $5,415          $   --         $4,512         $3,461
                                                       ======         ======          ======         ======         ======

                                                       $2,012         $3,816          $   35         $3,305         $2,558
                                                       ======         ======          ======         ======         ======

<F1> Accounts written off, net of recoveries
<F2> Discounts taken by customers

                            INDEX TO EXHIBITS

                                                                   Sequentially
Exhibit                                                              Numbered
Number    Description                                                  Page
-------   ------------                                              ----------

2.1       Stock Sale and Purchase Agreement for the Registrant,
             dated April 12, 1989, by, between, and among J. Gray
             Ferguson, Arthur J. Gajarsa, Joseph F. Hackett and
             William L. Robbins, III, the Registrant and ASR
             Acquisition Corp. (A)  . . . . . . . . . . . . . . .       (2)

2.2       Agreement for Purchase and Sale of Stock, dated April
             17, 1989, by and among Howard E. Strauss, Bert
             Ghavami, and Ardell Acquisition Corp.(A)   . . . . .       (2)

2.3       Amendment No. 1 to Agreement for Purchase and Sale of
             Stock, dated April 28, 1989, by and among Howard E.
             Strauss, Bert Ghavami, and Ardell Acquisition Corp.        (2)

2.4       Agreement for Purchase and Sale of Stock of Megas
             Beauty Care, Inc. dated May 16, 1994 between Megas
             Holdings, Inc. and Robert Bender (A)   . . . . . . .       (3)

2.5       Stock Purchase Agreement dated February 7, 1995, by and
             among Sterile Products Holdings, Inc. and C. C.
             (Jack) Van Noy, George P. Goemans, Tamalpais
             Capital, and Newtek Venture (A)  . . . . . . . . . .       (4)

2.6       Asset Purchase Agreement, dated as of March 6, 1996, by
             and among MLO Razor Company (1996) Ltd.
             ("Purchaser"), and Bond-America Israel Blades Ltd.
             ("Seller"), Nostrum Establishment and Kaftor
             VePerach Ltd., the stockholders of Seller
             (individually each an "Owner" and collectively, the
             "Owners") and Robert Mandel, Daniel Mandel, Alfred
             Mernone, Shulamit Weiman, Noam Weiman, Efrat
             Gershoni and Ayin Mor Ltd. (individually each a
             "Beneficial Owner" and collectively the "Beneficial
             Owners" and together with the Owners, the
             "Stockholders"). (A)   . . . . . . . . . . . . . . .       (7)

2.7       Amendment No. 1 to Asset Purchase Agreement (the
             "Amendment"), dated as of March 25, 1996, by and
             among Bond Blades International Ltd. (formerly known
             as MLO Razor Company (1996) Ltd.), ("Purchaser"),
             and Bond-America Israel Blades Ltd., ("Seller"),
             Nostrum Establishment and Kaftor VePerach Ltd., the
             stockholders of Seller (individually each an "Owner"
             and collectively, the "Owners") and Robert Mandel,
             Daniel Mandel, Alfred Mernone, Shulamit Weiman, Noam
             Weiman, Efrat Gershoni and Ayin Mor Ltd.
             (individually each a "Beneficial Owner" and
             collectively the "Beneficial Owners" and together
             with the Owners, the "Stockholders").  . . . . . . .       (7)

2.8       Asset Purchase Agreement, dated as of March 6, 1996, by
             and among American Safety Razor Company
             ("Purchaser"), and A.I. Blades, Inc. ("Seller") and
             Bond-America Israel Blades, Ltd., the sole
             stockholder of Seller ("Bond"), Nostrum
             Establishment and Kaftor VePerach Ltd., Robert
             Mandel, Daniel Mandel, Alfred Mernone, Shulmait
             Weiman, Noam Weiman, Efrat Gershoni and Ayin Mor
             Ltd. (individually each a "Beneficial Owner" and
             collectively the "Beneficial Owners" and together
             with Bond, the "Stockholders").  (A)   . . . . . . .       (7)

2.9       Amendment No. 1 to Asset Purchase Agreement (the
             "Amendment"), dated as of March 25, 1996, by and
             among American Safety Razor Company ("Purchaser"),
             and A.I. Blades, Inc. ("Seller") and Bond-America
             Israel Blades Ltd., the sole stockholder of Seller
             ("Bond"), Nostrum Establishment and Kaftor VePerach
             Ltd., Robert Mandel, Daniel Mandel, Alfred Mernone,
             Shulamit Weiman, Noam Weiman, Efrat Gershoni and
             Ayin Mor Ltd. (individually each a "Beneficial
             Owner" and collectively the "Beneficial Owners" and
             together with Bond, the "Stockholders").   . . . . .       (7)

2.10      Agreement and Plan of Merger, dated as of February 12,
             1999 by and  among RSA Holdings Corp. of Delaware,
             RSA Acquisition Corp. and American Safety Razor
             Company. (A)   . . . . . . . . . . . . . . . . . . .       (9)

2.11      Amendment Agreement, dated as of April 8, 1999, to the
             Agreement and Plan of Merger, dated as of February
             12, 1999, by and among RSA Holdings Corp. of
             Delaware, RSA Acquisition Corp. and American Safety
             Razor Company.   . . . . . . . . . . . . . . . . . .      (10)

2.12      Second Amendment Agreement, dated as of April 23, 1999,
             to the Agreement and Plan of Merger, dated as of
             February 12, 1999, by and among RSA Holdings Corp.
             of Delaware, RSA Acquisition Corp. and American
             Safety Razor Company.  . . . . . . . . . . . . . . .      (11)

2.13      Offer to Purchase for Cash all Outstanding Shares of
             Common Stock of American Safety Razor Company, dated
             February 22, 1999.   . . . . . . . . . . . . . . . .       (9)

2.14      Supplement to the Offer to Purchase for Cash all
             Outstanding Shares of Common Stock of American
             Safety Razor Company, dated April 13, 1999.  . . . .      (10)

3.1       Amended and Restated Certificate of Incorporation of
          the Registrant  . . . . . . . . . . . . . . . . . . . .       (1)

3.2       Amended and Restated By-laws of the Registrant  . . . .       (1)

4.1       Specimen of Stock Certificate . . . . . . . . . . . . .       (2)

4.2       Recapitalization Agreement, dated May 24, 1993, among
             the Registrant and its Stockholders  . . . . . . . .       (1)

4.3       Subscription Agreement, dated April 28, 1989, by and
             among the Registrant, JZCC and Allsop    . . . . . .       (2)

4.4       Registration Rights Agreement, dated as of August 3,
             1995, among the Registrant, the Guarantors and the
             Initial Purchasers, relating to the Senior Notes   .       (6)

4.5       Indenture governing the Senior Notes, dated as of
             August 3, 1995, by and among the Registrant, the
             Guarantors and the Trustees  . . . . . . . . . . . .       (5)

4.6       Preferred Stock Exchange Agreement, dated June 14,
             1993, among the Registrant and the holders of
             Preferred Stock  . . . . . . . . . . . . . . . . . .       (1)

4.7       Common Stock Conversion Agreement, dated May 24, 1993,
             among the Registrant and the holders of Common Stock       (1)

4.8(a)    Stockholders Agreement, dated April 14, 1989, between
             the Registrant and its Stockholders  . . . . . . . .       (2)

4.8(b)    Shareholder's Agreement, dated February 12, 1999, among
             RSA Holdings Corp. of Delaware, RSA Acquisition
             Corp., and Principal Holders   . . . . . . . . . . .      (10)

4.9       First Amendment to the Stockholders Agreement, dated
             April 28, 1989, between the Registrant and its
             Stockholders   . . . . . . . . . . . . . . . . . . .       (2)

4.10      Second Amendment to the Stockholders Agreement, dated
             December 29, 1992, between the Registrant and its
             Stockholders   . . . . . . . . . . . . . . . . . . .       (2)

4.11      Third Amendment to the Stockholders Agreement, dated
             June 15, 1993, among the Registrant and certain of
             its Stockholders   . . . . . . . . . . . . . . . . .       (1)

4.12      $2,500,000 Subordinated Secured Note, due June 10,
             2000, executed by Megas Holdings, Inc. in favor of
             Robert Bender  . . . . . . . . . . . . . . . . . . .       (3)

4.13      Junior Security Agreement, dated June 10, 1994, by
             Megas Beauty Care, Inc. (formerly Megas Holdings,
             Inc.) in favor of Robert Bender  . . . . . . . . . .       (4)

4.14      Multicurrency Credit Agreement, dated as of August 3,
             1995, among the Registrant, the Guarantors and First
             National Bank of Chicago, as agent, including
             exhibits   . . . . . . . . . . . . . . . . . . . . .       (5)

4.15      Guarantees of the Guarantors pursuant to the
             Multicurrency Credit Agreement  . . . . . . . . . . . .       (6)

4.16      Security Agreement, dated August 3, 1995, between the
             Registrant and First National Bank of Chicago, as
             agent, including schedules   . . . . . . . . . . . .       (6)

4.17      Guarantor Security Agreements, dated August 3, 1995, by
             and among the Guarantors and First National Bank of
             Chicago, as agent, including schedules   . . . . . .       (6)

4.18      $190,000,000 Credit Agreement, dated as of April 23,
             1999, among RSA Acquisition Corp., ("Purchaser"), the Registrant ("Borrower"), RSA Holdings Corp. of Delaware ("Holdings"), and the Initial Lenders, The Swing Line Bank and Initial Issuing Bank and
             NationsBank, N.A. ("Administrative Agent").  . . . .

10.1(a)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and William C.
             Weathersby (B)   . . . . . . . . . . . . . . . . . .       (1)

10.1(b)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and William L. Robbins
             (B)  . . . . . . . . . . . . . . . . . . . . . . . .       (1)

10.1(c)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and George L. Pineo (B)       (1)

10.1(d)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and Gary S. Wade (B)  .       (1)

10.1(e)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and Joseph F. Hackett
             (B)  . . . . . . . . . . . . . . . . . . . . . . . .       (1)

10.1(f)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and Thomas G. Kasvin
             (B)  . . . . . . . . . . . . . . . . . . . . . . . .       (1)

10.1(g)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and Thomas B. Boyd (B)        (1)

10.1(h)   Non-Disclosure/Non-Compete Agreement, dated June 15,
             1993, between the Registrant and Bruce L. Stichter
             (B)    . . . . . . . . . . . . . . . . . . . . . . .       (1)

10.2(a)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and Thomas H. Quinn (B)   . . . . . .       (1)

10.2(b)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and William C. Weathersby (B)   . . .       (1)

10.2(c)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and Jonathan F. Boucher (B)   . . . .       (1)

10.2(d)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and John W. Jordan, II (B)  . . . . .       (1)

10.2(e)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and David W. Zalaznick (B)  . . . . .       (1)

10.2(f)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and John R. Lowden (B)  . . . . . . .       (1)

10.2(g)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and Paul D. Rhines (B)  . . . . . . .       (1)

10.2(h)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and D. Patrick Curran (B)   . . . . .       (1)

10.2(i)   Indemnification Agreement, dated June 15, 1993, between
             the Registrant and William C. Ballard, Jr. (B)             (1)

10.3(a)   Financial Advisory Agreement, dated July 12, 1995,
             between the Registrant and TJC Management Corp.  . .       (6)

10.3(b)   Amended and Restated Financial Advisory Agreement,
             dated February 12, 1999, between the Registrant and
             TJC Management Corp.   . . . . . . . . . . . . . . .      (12)

10.4      Settlement Agreement, dated June 5, 1992, by and
             between Warner-Lambert Company and the Registrant  .       (2)

10.5      Administrative Consent Order, dated March 13, 1989,
             between the Registrant and the New Jersey Department
             of Environmental Protection and Energy   . . . . . .       (2)

10.6(a)   Employment Agreement, dated March 3, 1995, by and
             between Sterile Products Holdings, and Sterile
             Products Corporation and C. C. Van Noy (B)   . . . .       (4)

10.6(b)   Employment Protection Agreement, dated December 8,
             1997, by and between the Registrant and William C.
             Weathersby (B)   . . . . . . . . . . . . . . . . . .       (8)

10.6(c)   Employment Protection Agreement, dated December 8,
             1997, by and between the Registrant and James V.
             Heim (B)   . . . . . . . . . . . . . . . . . . . . .       (8)

10.6(d)   Employment Protection Agreement, dated December 8,
             1997, by and between the Registrant and Thomas G.
             Kasvin (B)   . . . . . . . . . . . . . . . . . . . .       (8)

10.7      The American Safety Razor Company Stock Option Plan . .       (1)

10.8      Confidentiality Agreement dated as of December 4, 1997
             between PaineWebber Incorporated and J. W. Childs
             Associates, L.P.   . . . . . . . . . . . . . . . . .      (10)

10.9      Confidentiality Agreement dated as of January 12, 1999
             between PaineWebber Incorporated and J. W. Childs
             Associates, L.P.   . . . . . . . . . . . . . . . . .      (10)

16        Letter re Change in Certifying Accountant . . . . . . .       (4)

21        List of Subsidiaries of the Registrant  . . . . . . . .

23        Consent of PricewaterhouseCoopers LLP . . . . . . . . .

27        Financial Data Schedule . . . . . . . . . . . . . . . .


____________________

(1) Incorporated by reference to the exhibits filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1993.
(2) Incorporated by reference to the exhibits filed with the Registrant's Form S-1 Registration Statement (No. 33-60298).
(3) Incorporated by reference to the exhibits filed with the Registrant's Form 8-K/A, dated June 10, 1994 relating to the acquisition of Megas Beauty Care, Inc.
(4) Incorporated by reference to the exhibits filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1994.
(5) Incorporated by reference to the exhibits filed with the Registrant's Form 8-K, dated August 15, 1995.
(6) Incorporated by reference to the exhibits filed with the Registrant's Form S-4 Registration Statement (No. 33-96046).
(7) Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the quarter ended March 31, 1996.
(8) Incorporated by reference to the exhibits filed with the Registrant's Form 10-K/A for the fiscal year ended December 31, 1997.
(9) Incorporated by reference to the exhibits filed with the Registrant's Schedule 14D-9, dated February 22, 1999.
(10) Incorporated by reference to the exhibits filed with the Registrant's Schedule 14D-9, dated April 13, 1999.
(11) Incorporated by reference to the exhibits filed with the Registrant's Schedule 14D-1, dated April 23, 1999.
(12) Incorporated by reference to the exhibits filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1998.
(A) Disclosure schedules relating to the representations and warranties have not been filed; such schedules will be filed supplementally upon the request of the Securities and Exchange Commission.
(B) This exhibit is a management contract or compensatory plan or arrangement required to be identified in this Form 10-K pursuant to Item 14(c) of this Report.

                                                               Exhibit 21


               LIST OF SUBSIDIARIES OF THE REGISTRANT<F1>:

Subsidiary
----------

American Safety Razor Corporation
American Safety Razor of Canada Limited
ASR Holdings, Inc.
The Hewitt Soap Company, Inc.
Industrias Manufactureras ASR de Puerto Rico, Inc.
Megas Beauty Care, Inc.
Megas de Puerto Rico, Inc.
Personna International de Mexico, S.A. de C.V.
Personna International Limited
Personna International UK Limited
Personna International de Puerto Rico, Inc.
Personna International Israel, Ltd.
Valley Park Realty, Inc.
Wolco Holland B.V.

[FN]
<F1>     Each subsidiary is 100% owned by the Company or certain of its subsidiaries.

                                                               Exhibit 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 333-38779) of American Safety Razor Company and subsidiaries of our reports dated February 11, 2000 relating to the financial statements and financial statement schedule, which appear in the Form 10-K.









PricewaterhouseCoopers LLP


Richmond, Virginia
March 27, 2000

5 This schedule contains summary financial information extracted from the financial statements included in the Form 10-K of American Safety Razor Company for the year ended December 31, 1999, and is qualified in its entirety by reference to such financial statements. 0000750339 AMERICAN SAFETY RAZOR COMPANY 1000 U.S. DOLLARS

                                                               EXECUTION COPY

                                 $190,000,000

                               CREDIT AGREEMENT

                          Dated as of April 23, 1999

                                     Among

                             RSA ACQUISITION CORP.

                                 as Purchaser

                                      and

                         AMERICAN SAFETY RAZOR COMPANY

                                  as Borrower

                                      and

                        RSA HOLDINGS CORP. OF DELAWARE

                                  as Holdings

                                      and

       THE INITIAL LENDERS, THE SWING LINE BANK AND INITIAL ISSUING BANK
                                 NAMED HEREIN

       as Initial Lenders, the Swing Line Bank and Initial Issuing Bank

                                      and

                               NATIONSBANK, N.A.

                            as Administrative Agent

                                      and

                     NATIONSBANC MONTGOMERY SECURITIES LLC

                                      and

                           DLJ CAPITAL FUNDING, INC.

                                as Co-Arrangers

                                      and

                           DLJ CAPITAL FUNDING, INC.

                             as Syndication Agent

                       T A B L E   O F   C O N T E N T S

Section                                                                   Page


                           ARTICLE I
              DEFINITIONS AND ACCOUNTING TERMS  . . . . . . . . . . . . . .  2

1.01.  Certain Defined Terms  . . . . . . . . . . . . . . . . . . . . . . .  2
1.02.  Computation of Time Periods; Other Definitional Provisions . . . . . 30
1.03.  Accounting Terms . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                          ARTICLE II
              AMOUNTS AND TERMS OF THE ADVANCES
                  AND THE LETTERS OF CREDIT. . . . . . . . . . . . . . . .  30

2.01.  The Advances and the Letters of Credit . . . . . . . . . . . . . . . 30
2.02.  Making the Advances  . . . . . . . . . . . . . . . . . . . . . . . . 32
2.03.  Issuance of and Drawings and Reimbursement Under Letters of Credit . 34
2.04.  Repayment of Advances  . . . . . . . . . . . . . . . . . . . . . . . 36
2.05.  Termination or Reduction of the Commitments  . . . . . . . . . . . . 41
2.06.  Prepayments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42
2.07.  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 44
2.08.  Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45
2.09.  Conversion of Advances . . . . . . . . . . . . . . . . . . . . . . . 46
2.10.  Increased Costs, Etc.  . . . . . . . . . . . . . . . . . . . . . . . 47
2.11.  Payments and Computations  . . . . . . . . . . . . . . . . . . . . . 49
2.12.  Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51
2.13.  Sharing of Payments, Etc.  . . . . . . . . . . . . . . . . . . . . . 53
2.14.  Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . 54
2.15.  Defaulting Lenders . . . . . . . . . . . . . . . . . . . . . . . . . 54
2.16.  Removal of Lender  . . . . . . . . . . . . . . . . . . . . . . . . . 57

                          ARTICLE III
                     CONDITIONS OF LENDING  . . . . . . . . . . . . . . . . 57

3.01.  Conditions Precedent to Initial Extension of Credit  . . . . . . . . 57
3.02.  Conditions Precedent to Borrowings to Purchase Company Stock after
          Stock Tender Offer  . . . . . . . . . . . . . . . . . . . . . . . 61
3.03.  Conditions Precedent to Each Borrowing and Issuance  . . . . . . . . 61
3.04.  Determinations Under Section 3.01  . . . . . . . . . . . . . . . . . 62

                          ARTICLE IV
                 REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . . . 62

4.01.  Representations and Warranties . . . . . . . . . . . . . . . . . . . 62

                          ARTICLE V
                          COVENANTS . . . . . . . . . . . . . . . . . . . . 70

5.01.  Affirmative Covenants  . . . . . . . . . . . . . . . . . . . . . . . 70
5.02.  Negative Covenants . . . . . . . . . . . . . . . . . . . . . . . . . 74
5.03.  Reporting Requirements . . . . . . . . . . . . . . . . . . . . . . . 81
5.04.  Financial Covenants  . . . . . . . . . . . . . . . . . . . . . . . . 84

                          ARTICLE VI
                      EVENTS OF DEFAULT . . . . . . . . . . . . . . . . . . 86

6.01.  Events of Default  . . . . . . . . . . . . . . . . . . . . . . . . . 86
6.02.  Actions in Respect of the Letters of Credit upon Default . . . . . . 89

                          ARTICLE VII
                          THE AGENTS  . . . . . . . . . . . . . . . . . . . 90

7.01.  Authorization and Action . . . . . . . . . . . . . . . . . . . . . . 90
7.02.  Administrative Agent's Reliance, Etc.  . . . . . . . . . . . . . . . 90
7.03.  NationsBank, NMS and Affiliates  . . . . . . . . . . . . . . . . . . 91
7.04.  Lender Party Credit Decision . . . . . . . . . . . . . . . . . . . . 91
7.05.  Indemnification  . . . . . . . . . . . . . . . . . . . . . . . . . . 91
7.06.  Successor Administrative Agent . . . . . . . . . . . . . . . . . . . 93

                          ARTICLE VIII
                        PARENT GUARANTY . . . . . . . . . . . . . . . . . . 94

8.01.  Parent Guaranty  . . . . . . . . . . . . . . . . . . . . . . . . . . 94
8.02.  Guaranty Absolute  . . . . . . . . . . . . . . . . . . . . . . . . . 94
8.03.  Waivers and Acknowledgments  . . . . . . . . . . . . . . . . . . . . 95
8.04.  Subrogation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 96
8.05.  Continuing Guarantee; Assignments  . . . . . . . . . . . . . . . . . 97

                          ARTICLE IX
                         MISCELLANEOUS. . . . . . . . . . . . . . . . . . . 97

9.01.  Amendments, Etc. . . . . . . . . . . . . . . . . . . . . . . . . . . 97
9.02.  Notices, Etc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . 98
9.03.  No Waiver; Remedies  . . . . . . . . . . . . . . . . . . . . . . . . 99
9.04.  Costs and Expenses . . . . . . . . . . . . . . . . . . . . . . . . . 99
9.05.  Right of Set-off . . . . . . . . . . . . . . . . . . . . . . . . .  100
9.06.  Binding Effect . . . . . . . . . . . . . . . . . . . . . . . . . .  100
9.07.  Assignments and Participations . . . . . . . . . . . . . . . . . .  101
9.08.  Execution in Counterparts  . . . . . . . . . . . . . . . . . . . .  103
9.09.  No Liability of the Issuing Bank . . . . . . . . . . . . . . . . .  104
9.10.  Confidentiality  . . . . . . . . . . . . . . . . . . . . . . . . .  104
9.11.  Jurisdiction, Etc. . . . . . . . . . . . . . . . . . . . . . . . .  104
9.12.  Governing Law  . . . . . . . . . . . . . . . . . . . . . . . . . .  105
9.13.  Waiver of Jury Trial . . . . . . . . . . . . . . . . . . . . . . .  105

SCHEDULES

Schedule I     -    Commitments and Applicable Lending Offices

Schedule 3.01(g)    Disclosed Litigation

Schedule 4.01(a)    Equity Interests in Holdings

Schedule 4.01(b)    Subsidiaries of each Loan Party

Schedule 4.01(r) Environmental Laws and Permits - Disclosure of Non-compliance

Schedule 4.01(s) Properties listed or proposed to be listed on the NPL or CERCLIS or equivalent

Schedule 4.01(t) Other properties listed or proposed to be listed on the NPL or CERCLIS or equivalent

Schedule 4.01(v)    Open Year of each Loan Party

Schedule 4.01(aa)   Part A - Existing Debt.
                    Part B- Surviving Debt

Schedule 4.01(bb) Part A - Real Property owned by each Loan Party and its Subsidiaries
                    Part B- Leased Property of each Loan Party and its Subsidiaries

Schedule 4.01(cc)   Investments held by each Loan Party and its Subsidiaries

Schedule 4.01(dd) Intellectual property held by each Loan Party and its Subsidiaries

Schedule 5.01(q)    Condition subsequent - Mortgages of Real Property

Schedule 5.02(a)    Existing Liens

EXHIBITS

Exhibit A-1    -    Form of Term A Note

Exhibit A-2    -    Form of Term B Note

Exhibit A-3    -    Form of Working Capital Note

Exhibit B-1    -    Form of Notice of Borrowing

Exhibit B-2    -    Form of Notice of Conversion

Exhibit C      -    Form of Assignment and Acceptance

Exhibit D      -    Form of Security Agreement

Exhibit E      -    [Intentionally Omitted]

Exhibit F      -    Form of Subsidiary Guaranty

Exhibit G      -    [Intentionally Omitted]

Exhibit H      -    Form of Opinion of Borrower's Counsel

Exhibit I      -    Form of Solvency Opinion

Exhibit J      -    Form of Solvency Certificate

Exhibit K      -    Terms of Subordinated Notes

                               CREDIT AGREEMENT


          CREDIT AGREEMENT dated as of April 23, 1999 among RSA Acquisition Corp., a Delaware corporation (the "Purchaser"), American Safety Razor Company, a Delaware corporation (the "Borrower"), RSA Holdings Corp. of Delaware, a Delaware corporation ("Holdings"), the banks, financial institutions and other institutional lenders listed on the signature pages hereof under the caption "Initial Lenders" (the "Initial Lenders"), NationsBank, N.A. ("NationsBank"), as the initial issuer of Letters of Credit (as hereinafter defined) hereunder (the "Initial Issuing Bank"), NationsBank, as the initial swing line bank (the "Swing Line Bank"), DLJ Capital Funding, Inc. ("DLJ") as the syndication agent (in such capacity, the "Syndication Agent") for the Facilities (as hereinafter defined) hereunder, DLJ and NationsBanc Montgomery Securities LLC ("NMS"), as co-arrangers (the "Co-Arrangers"), and NationsBank, as the administrative and collateral agent (together with any successor thereto appointed pursuant to Article VII, the "Administrative Agent") for the Lender Parties (as hereinafter defined).


                            PRELIMINARY STATEMENTS:

          (1) J.W. Childs Equity Partners II, L.P. or one of its affiliates ("JWC") organized Holdings as a single-purpose, wholly owned Subsidiary (as hereinafter defined). Holdings in turn organized the Purchaser as a single-purpose, wholly owned Subsidiary.

          (2) Pursuant to an Agreement and Plan of Merger Agreement dated as of February 12, 1999, as amended by the Amendment Agreement dated as of April 8, 1999 (as so amended, the "Merger Agreement"), among Holdings, the Purchaser and the Borrower, the Purchaser offered to acquire through a tender offer (the "Stock Tender Offer") for $14.20 in cash per share all of the shares of the Borrower's outstanding common stock (the "Company Stock"), subject to the minimum conditions provided for in the Stock Tender Offer. After the closing of the Stock Tender Offer, the Purchaser will consummate a merger (the "Merger") with the Borrower in which the Borrower will be the surviving corporation (the "Surviving Corporation") and a wholly owned Subsidiary of Holdings.

          (3) The Purchaser has requested that immediately upon the consummation of each of the Stock Tender Offer and the Merger, the Lender Parties lend to the Purchaser up to $28,600,000 to pay to the holders of the Company Stock a portion of the cash consideration for their shares in the Stock Tender Offer or in the Merger, as the case may be.

          (4) The Borrower has requested that immediately upon the consummation of the Stock Tender Offer, the Lender Parties lend to the Borrower up to $19,000,000 to refinance certain Existing Debt (as hereinafter defined).

          (5) The Borrower has requested that (a) immediately upon the consummation of the Stock Tender Offer, the Lender Parties lend to the Borrower to pay transaction fees and expenses in an amount of up to $20,000,000, and, from time to time thereafter, to pay the holders of the Senior Notes the Repurchase Payments (as hereinafter defined) and (b) from time to time, the Lender Parties lend to the Borrower and issue Letters of Credit for the account of the Borrower to provide working capital for the Borrower and its Subsidiaries and for general corporate purposes of the Borrower and its Subsidiaries. The Lender Parties have indicated their willingness to agree to lend such amounts on the terms and conditions of this Agreement.

          NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements contained herein, the parties hereto hereby agree as follows:


                                   ARTICLE I

                       DEFINITIONS AND ACCOUNTING TERMS

          SECTION 1.1. Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and the plural forms of the terms defined):

          "Administrative Agent" has the meaning specified in the recital of parties to this Agreement.

          "Administrative Agent's Account" means the account of the Administrative Agent maintained by the Administrative Agent with NationsBank at its office at 101 North Tryon Street, Charlotte, North Carolina 28255, or such other account maintained by the Administrative Agent and designated by the Administrative Agent as such in a written notice to the Borrower and each of the Lender Parties.

          "Advance" means a Term A Advance, a Term B Advance, a Working Capital Advance, a Swing Line Advance or a Letter of Credit Advance, as the context may require.

          "Affiliate" means, with respect to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. For purposes of this definition, the term "control" (including the terms "controlling," "controlled by" and "under common control with") of a Person means the possession, direct or indirect, of the power to vote 5% or more of the Voting Interests of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Interests, by contract or otherwise.

          "Agents" means, collectively, the Administrative Agent and the Syndication Agent.

          "Agreement Value" means, for each Hedge Agreement, on any date of determination, an amount determined by the Administrative Agent equal to: (a) in the case of a Hedge Agreement documented pursuant to the Master Agreement (Multicurrency-Cross Border) published by the International Swap and Derivatives Association, Inc. (the "Master Agreement"), the amount, if any, that would be payable by any Loan Party or any of its Subsidiaries to its counterparty to such Hedge Agreement, as if (i) such Hedge Agreement was being terminated early on such date of determination, (ii) such Loan Party or Subsidiary was the sole "Affected Party", and (iii) the Administrative Agent was the sole party determining such payment amount (with the Administrative Agent making such determination pursuant to the provisions of the form of Master Agreement); or (b) in the case of a Hedge Agreement traded on an exchange, the mark-to-market value of such Hedge Agreement, which will be the unrealized loss on such Hedge Agreement to the Loan Party or Subsidiary of a Loan Party party to such Hedge Agreement determined by the Administrative Agent based on the settlement price of such Hedge Agreement on such date of determination, or (c) in all cases, the mark-to-market value of such Hedge Agreement, which will be the unrealized loss on such Hedge Agreement to the Loan Party or Subsidiary of a Loan Party party to such Hedge Agreement determined by the Administrative Agent as the amount, if any, by which (i) the present value of the future cash flows to be paid by such Loan Party or Subsidiary exceeds (ii) the present value of the future cash flows to be received by such Loan Party or Subsidiary pursuant to such Hedge Agreement; capitalized terms used and not otherwise defined in this definition shall have the respective meanings set forth in the above described Master Agreement.

          "Applicable Lending Office" means (a) with respect to the Issuing Bank, the Issuing Bank's Base Rate Lending Office for all purposes of this Agreement and (b) with respect to each other Lender Party, such Lender Party's Base Rate Lending Office in the case of a Base Rate Advance and such Lender Party's Eurodollar Lending Office in the case of a Eurodollar Rate Advance.

          "Applicable Margin" means (a) at any time with respect to the Term B Facility, (i) if the Borrower makes Repurchase Payments in excess of $20 million or if the Leverage Ratio is greater than 4.00:1 (provided that this clause (i) shall not be applicable during any subsequent periods during which the Leverage Ratio is not greater than 4.00:1), 2.75% per annum for Base Rate Advances and 3.75% per annum for Eurodollar Rate Advances, (ii) if the Subordinated Notes are issued, 2.25% per annum for Base Rate Advances and 3.25% per annum for Eurodollar Rate Advances, (iii) at any time during the period from the date of this Agreement through October 23, 1999, if the Borrower has made (during such period) the Investment permitted by Section 5.02(e)(xi), 2.75% per annum for Base Rate Advances and 3.75% per annum for Eurodollar Rate Advances and (iv) otherwise 2.50% per annum for Base Rate Advances and 3.50% per annum for Eurodollar Rate Advances and (b) with respect to the Term A Facility and the Working Capital Facility,
     (i) at any time during the period from the date of this Agreement through October 23, 1999, (x) (1) if the Borrower makes Repurchase Payments in excess of $20 million or (2) the Leverage Ratio is greater than 4.00:1 or (3) the Borrower makes the Investment permitted by
     Section 5.02(e)(xi) (provided that clauses (x)(1) and (x)(2) shall not be applicable during any subsequent periods during which the Leverage Ratio is not greater than 4.00:1), 2.25% per annum for Base Rate Advances and 3.25% per annum for Eurodollar Rate Advances, (y) if the Subordinated Notes are issued, 1.75% per annum for Base Rate Advances and 2.75% per annum for Eurodollar Rate Advances and (z) at any time that neither clause (x) nor clause (y) of clause (i) is applicable, 2.00% per annum for Base Rate Advances and 3.00% per annum for Eurodollar Rate Advances, (ii) at any time and from time to time thereafter (so long as the Subordinated Notes have not been issued), a percentage per annum determined by reference to the Leverage Ratio set forth below:

                                                               Eurodollar Rate
     Leverage Ratio               Base Rate Advances               Advances

       Level I
 less than 2.50:1.0                    1.25%                           2.25%
       Level II
 2.50:1.0 or greater,
but less than 3.00:1.0                 1.50%                           2.50%
      Level III
3.00:1.0 or greater,
but less than 3.50:1.0                 1.75%                           2.75%
      Level IV
3.50:1.0 or greater,
but less than 4.00:1.0                 2.00%                           3.00%
       Level V
4.00:1.0 or greater                    2.25%                           3.25%


     , provided that in the event that the aggregate outstanding principal amount of Term B Advances is not greater than $20 million, the percentages set forth above shall be reduced by 0.25%, and (iii) at any time and from time to time thereafter (so long as the Subordinated Notes have been issued), a percentage per annum determined by reference to the Leverage Ratio set forth below:

                                                              Eurodollar Rate
Leverage Ratio                Base Rate Advances                 Advances
     Level I
less than 3.50:1.0                  1.00%                         2.00%
     Level II
 3.50:1.0 or greater,
but less than 4.00:1.0              1.25%                         2.25%
    Level III
 4.00:1.0 or greater,
but less than 4.50:1.0              1.50%                         2.50%
     Level IV
 4.50:1.0 or greater,
but less than 5.50:1.0              1.75%                         2.75%
     Level V
5.50:1.0 or greater                 2.00%                         3.00%


         For purposes of clause (b)(ii) or (b)(iii) of the immediately preceding sentence, the Applicable Margin shall be determined by reference to the Leverage Ratio in effect from time to time; provided, however, that (A) no change in the Applicable Margin shall be effective until three Business Days after the date on which the Administrative Agent receives Consolidated financial statements of the Borrower and its Subsidiaries pursuant to (and satisfying all of the requirements of) Section 5.03(b), 5.03(c) or 5.03(d) reflecting such change, and the related certificate or schedule demonstrating the Leverage Ratio required to be delivered pursuant to such Section and (B) the Applicable Margin shall be at Level V for so long as the Borrower has not submitted to the Administrative Agent the information described in clause (A) of this proviso as and when required under Section 5.03(b), (c) or (d), as the case may be.

                 "Appropriate Lender" means, at any time, (a) with respect to the Term A Facility, the Term B Facility or the Working Capital Facility, a Lender that has a Commitment with respect to such Facility at such time, (b) with respect to the Letter of Credit Facility, (i) the Issuing Bank and (ii) if the Working Capital Lenders have made Letter of Credit Advances pursuant to
         Section 2.03(c) that are outstanding at such time, each such Working Capital Lender and (c) with respect to the Swing Line Facility, (i) the Swing Line Bank and (ii) if the other Working Capital Lenders have made Swing Line Advances pursuant to Section 2.02(c) that are outstanding at such time, each such other Working Capital Lender.

                 "Approved Fund" means, with respect to any Lender that is a fund that invests in bank loans, any other fund that invests in bank loans and is advised or managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

                 "Assignment and Acceptance" means an assignment and acceptance entered into by a Lender Party and an Eligible Assignee, and accepted by the Administrative Agent, in accordance with
         Section 9.07 and in substantially the form of Exhibit C hereto.

                 "Available Amount" of any Letter of Credit means, at any time, the maximum amount available to be drawn under such Letter of Credit at such time (assuming compliance at such time with all conditions to drawing).

                 "Bank Hedge Agreement" means any interest rate Hedge Agreement required or permitted under Article V that is entered into by and between the Borrower and any Hedge Bank.

                 "Base Rate" means a fluctuating interest rate per annum in effect from time to time, which rate per annum shall at all times be equal to the higher of:

                          (a)     the rate of interest established by
                 NationsBank from time to time as its prime rate (which rate of interest may not be the lowest rate of interest charged by NationsBank to its customers); and

                          (b)     the Federal Funds Rate plus 0.50%.

                 "Base Rate Advance" means an Advance that bears interest as provided in Section 2.07(a)(i).

                 "Base Rate Lending Office" means, with respect to each of the Lender Parties, the office of such Lender Party specified as its "Base Rate Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender Party, as the case may be, or such other office of such Lender Party as such Lender Party may from time to time specify to the Borrower and the Administrative Agent for such purpose.

                 "Borrower" has the meaning specified in the recital of parties to this Agreement.

                 "Borrower's Account" means the account of the Borrower maintained by the Borrower with NationsBank, or such other account of such Borrower as is agreed from time to time in writing between the Borrower and the Administrative Agent.

                 "Borrowing" means a Term A Borrowing, a Term B Borrowing, a Working Capital Borrowing or a Swing Line Borrowing, as the context may require.

                 "Business Day" means a day of the year on which banks are not required or authorized by law to close in New York, New York or Charlotte, North Carolina and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

                 "Capital Assets" means, with respect to any Person, all equipment, fixed assets and real property or improvements of such Person, or replacements or substitutions therefor or additions thereto, that, in accordance with GAAP, have been or should be reflected as additions to property, plant or equipment on the balance sheet of such Person or that have a useful life of more than one year.

                 "Capital Expenditures" means, for any Person for any period, the sum (without duplication) of (a) all expenditures made, directly or indirectly, by such Person or any of its Subsidiaries during such period for Capital Assets (whether paid in cash or other consideration or accrued as a liability and including, without limitation, all expenditures for maintenance and repairs which have been or should be, in accordance with GAAP, reflected as additions to property, plant or equipment on a Consolidated balance sheet of such Person) and (b) the aggregate principal amount of all Debt (including, without limitation, Obligations in respect of Capitalized Leases) assumed or incurred during such period in connection with any such expenditures. For purposes of this definition, the purchase price of equipment that is purchased simultaneously with the trade-in of existing equipment or with insurance proceeds or Net Cash Proceeds shall be included in Capital Expenditures only to the extent of the gross amount of such purchase price less the credit granted by the seller of such equipment for the equipment being traded in at such time or the amount of such insurance proceeds or Net Cash Proceeds, as the case may be.

                 "Capitalized Lease" means any lease with respect to which the lessee is required to recognize concurrently the acquisition of property or an asset and the incurrence of a liability in accordance with GAAP.

                 "Cash Equivalents" means any of the following types of Investments, to the extent owned by Holdings or any of its Subsidiaries free and clear of all Liens (other than Liens created under the Collateral Documents) and having a maturity of not greater than 12 months from the date of issuance thereof:

                          (a) readily marketable direct obligations of the United States of America or any agency or instrumentality thereof or obligations unconditionally guaranteed by the full faith and credit of the United States;

                          (b) insured certificates of deposits of or time deposits with any commercial bank that is a Lender Party or is a member of the Federal Reserve System that issues (or the parent of which issues) commercial paper rated as described in clause (c) of this definition, is organized under the laws of the United States or any state thereof and has combined capital and surplus of at least $1 billion;

                          (c) commercial paper in an aggregate amount of no more than $2,500,000 per issuer outstanding at any time issued by any Person organized under the laws of any state of the United States of America and rated at least "Prime-1" (or the then equivalent grade) by Moody's Investors Service,

                 Inc. or at least "A-1" (or the then equivalent grade) by Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc.; and

                          (d) Investments in money market investment programs, the portfolios of which are limited solely to Investments of the character and quality described in clauses (a), (b) and (c) of this definition; and

                          (e)     in the case of Foreign Subsidiaries,
                 Investments made locally of a type comparable to those described in clauses (a), (b), (c) and (d) of this definition.

                 "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time.

                 "CERCLIS" means the Comprehensive Environmental Response, Compensation and Liability Information System maintained by the U.S. Environmental Protection Agency.

                 "Change of Control" means, at any time:

                          (a) the Permitted Investors shall cease to own and control legally and beneficially, either directly or indirectly, Voting Interests in Holdings representing more than 50% (or, on and after an initial public offering of common stock of Holdings, 35%) of the combined voting power of all of the Voting Interests in Holdings (on a fully diluted basis);

                          (b) at any time that the Permitted Investors own and control legally and beneficially, either directly or indirectly, Voting Interests representing less than 50% of the combined voting power of all of the Voting Interests in Holdings (on a fully diluted basis), any "person" or "group" (each as used in Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended) (other than the Permitted Investors) becomes the "beneficial owner" (as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended), directly or indirectly, of Voting Interests in Holdings (including through securities convertible into or exchangeable for such Voting Interests) representing 30% of the combined voting power of all of the Voting Interests in Holdings (on a fully diluted basis); or

                          (c) during any period of 24 consecutive months, commencing on or after the date of this Agreement, individuals who at the beginning of such 24-month period were members of the board of directors of Holdings (together with any new directors whose election by such board of directors was approved by the Permitted Investors or by a majority of the directors then still in office who are entitled to vote to elect such new director and were either directors at the beginning of such period or Persons whose election as directors was previously so approved) shall cease for any reason to constitute a majority of the board of directors of Holdings; or

                          (d) Holdings shall, on and after the date of consummation of the Merger, cease, directly or indirectly, to own and control legally and beneficially all of the Equity Interests in the Borrower.

                 "Co-Arrangers" has the meaning set forth in the recital of parties to this Agreement.

                 "Collateral" means all of the "Collateral" referred to in the Collateral Documents and all of the other property and assets that are or are intended under the terms of the Collateral Documents to be subject to Liens in favor of the Administrative Agent for the benefit of the Secured Parties.

                 "Collateral Documents" means, collectively, the Security Agreement, the Mortgages and each of the other agreements that creates or purports to create a Lien in favor of the Administrative Agent for the benefit of the Secured Parties.

                 "Commitment" means a Term A Commitment, a Term B Commitment, a Working Capital Commitment or a Letter of Credit Commitment, as the context may require.

                 "Commitment Fee Percentage" means (i) at any time during the period from the date of this Agreement through October 23, 1999, 1/2 of 1% per annum, and (ii) at any time and from time to time thereafter, a percentage per annum determined by reference to the Leverage Ratio set forth below:

                                  If                          If
Leverage Ratio         Subordinated Notes Issued     Subordinated Notes Not
                                                           Issued

    Level I
less than 2.50:1.0             0.375%                       0.375%
    Level II
  2.50:1.0 or greater,
but less than 3.00:1.0         0.375%                       0.400%
   Level III
 3.00:1.0 or greater,
but less than 3.50:1.0         0.375%                       0.450%
   Level IV
3.50:1.0 or greater,
but less than 4.00:1.0         0.400%                       0.500%
    Level V
4.00:1.0 or greater,
but less than 4.50:1.0         0.450%                       0.500%
    Level VI
4.50:1.0 or greater,
but less than 5.50:1.0         0.500%                       0.500%
    Level VII
5.50:1.0 or greater            0.500%                       0.500%

         For purposes of clause (ii) of the immediately preceding sentence, the Applicable Percentage shall be determined by reference to the Leverage Ratio in effect from time to time; provided, however, that
         (A) no change in the Commitment Fee Percentage shall be effective until three Business Days after the date on which the Administrative Agent receives Consolidated financial statements of the Borrower and its Subsidiaries pursuant to (and satisfying all of the requirements of) Section 5.03(b), 5.03(c) or 5.03(d) reflecting such change, and the related certificate or schedule demonstrating the Leverage Ratio required to be delivered pursuant to such Section and (B) the Commitment Fee Percentage shall be at Level V for so long as the Borrower has not submitted to the Administrative Agent the information described in clause (A) of this proviso as and when required under Section 5.03(b), (c) or (d), as the case may be.

                 "Commitment Fees" means the Working Capital Commitment Fee and the Term B Commitment Fee.

                 "Company Stock" has the meaning specified in the Preliminary Statements.

                 "Confidential Information" means information that is furnished to the Administrative Agent or any Lender Party by or on behalf of Holdings, the Purchaser or the Borrower on a confidential basis, but does not include any such information that (a) is or becomes generally available to the public other than as a result of a breach by the Administrative Agent or any Lender Party of its obligations hereunder or (b) is or becomes available to the

         Administrative Agent or any such Lender Party from a source other than Holdings, the Purchaser or the Borrower or their respective Affiliates or advisors.

                 "Consolidated" refers to the consolidation of accounts in accordance with GAAP.

                 "Consolidated Cash Interest Expense" means, with respect to any Person for any period, all interest expense (net of interest income) paid or payable on all Funded Debt of such Person and its Subsidiaries (other than any Commitment Fees payable hereunder, any pay-in-kind interest expense and amortization of all costs and expenses incurred in connection with the Transaction and all costs of the issuances of Debt) for such period, determined on a Consolidated basis and in accordance with GAAP for such period.

                 "Consolidated EBITDA" means, with respect to any Person for any period, (a) the net income (or net loss) of such Person and its Subsidiaries for such period plus (b) the sum of each of the following expenses (without duplication) that have been deducted from the determination of the net income (or net loss) of such Person and its Subsidiaries for such period: (i) all interest expense of such Person and its Subsidiaries for such period, (ii) all income tax expense (whether federal, state, local, foreign or otherwise) of such Person and its Subsidiaries for such period, (iii) all depreciation expense of such Person and its Subsidiaries for such period, (iv) all amortization expense of such Person and its Subsidiaries for such period , (v) all extraordinary losses deducted in determining the net income (or net loss) of such Person and its Subsidiaries for such period less all extraordinary gains added in determining the net income (or net loss) of such Person and its Subsidiaries for such period, (vi) any non-cash expenses or losses attributable to the revaluation of the assets of such Person and its Subsidiaries incurred in connection with the Transaction, (vii) all employee severance payments and payments under employment contracts (other than any such payments made on the consummation of the Stock Tender Offer) in an aggregate amount not to exceed $1,500,000 made by such Person and its Subsidiaries during the period from the date hereof through the first anniversary of the date hereof, (viii) any charges deducted in determining the net income (or net loss) of such Person and its Subsidiaries for such period as a result of the funding of early retirement payments made by such Person to its employees from over-funded pension plans of such Person, (ix) in the case of the Borrower, all expenses relating to the Transaction, (x) in the case of Holdings and its Subsidiaries, all fees paid to JWC or its Affiliates to the extent otherwise permitted under Section 5.01(l),
         (xi) for any period during the first year following the Closing Date, a fraction (the numerator of which is the excess of 12 over the number of months elapsed since April 30, 1999 and the denominator of which is 12) of $400,000 (whether or not deducted from the determination of the net income (or net loss) of such Person and its Subsidiaries for such period), (xii) the cash loss associated with the Revlon contract through December 31, 1999 (other than any allocated cost that would be otherwise absorbed by the Borrower and its Subsidiaries), (xiii) reorganization, restructuring and other special charges taken on or prior to December 31, 1998 and (xiv) in the case of the Borrower and its Subsidiaries, consent fees paid during such period in respect of any tender offer of the Senior Notes and any premiums paid in connection with the Repurchase Payments, in each of the foregoing cases determined on a Consolidated basis and in accordance with GAAP for such period.

                 "Consolidated Net Income" means, for any period, the net income (or net loss) of any Person and its Subsidiaries for such period, determined on a Consolidated basis and in accordance with GAAP, but excluding for each such period (without duplication):

                          (a) the income (or loss) of any other Person accrued prior to the date on which it became a Subsidiary of such Person or is merged into or consolidated with such Person or any of its Subsidiaries or all or substantially all of the property and assets of such other Person are acquired by such Person or any of its Subsidiaries;

                          (b) the income (or loss) of any other Person (other than a Subsidiary of such Person) in which a Person other than such Person or any of its Subsidiaries owns or otherwise holds an Equity Interest, except to the extent such income (or loss) shall have been received in the form of cash dividends or other distributions actually paid to such Person or any of its Subsidiaries by such other Person during such period;

                          (c) the income of any Subsidiary of such Person to the extent that the declaration or payment of dividends or other distributions by such Subsidiary of such income is not permitted to be made or paid on the last day of such period;

                          (d) any gains or losses (on an after-tax basis) attributable to the sale, lease, transfer or other disposition of any property or assets of such Person or any of its Subsidiaries;

                          (e) any earnings or charges resulting from the write-up or write-down of any property or assets of such Person or any of its Subsidiaries other than in the ordinary course of business;

                          (f) any gains attributable to the collection of proceeds of insurance policies; and

                          (g) to the extent not included in clauses (a) through (e) of this definition, the noncash portion of all extraordinary losses deducted in calculating net income and the noncash portion of all extraordinary gains added in calculating net income.

                 "Constitutive Documents" means, with respect to any Person, the certificate of incorporation or registration (including, if applicable, certificate of change of name), articles of incorporation or association, memorandum of association, charter, bylaws, partnership agreement, trust agreement, joint venture agreement, limited liability company operating or members agreement, joint venture agreement or one or more similar agreements, instruments or documents constituting the organization or formation of such Person.

                 "Contingent Obligation" means, with respect to any Person, any Obligation or arrangement of such Person to guarantee or intended to guarantee any Debt, leases, dividends or other obligations ("primary obligations") of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, (a) the direct or indirect guarantee, endorsement (other than for collection or deposit in the ordinary course of business), co-making, discounting with recourse or sale with recourse by such Person of the Obligation of a primary obligor, (b) the Obligation to make take-or-pay or similar payments, if required, regardless of nonperformance by any other party or parties to an agreement or (c) any Obligation of such Person, whether or not contingent, (i) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (ii) to advance or supply funds
         (A) for the purchase or payment of any such primary obligation or
         (B) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (iii) to purchase property, assets, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (iv) otherwise to assure or hold harmless the holder of such primary obligation against loss in respect thereof. The amount of any Contingent Obligation shall be deemed to be an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Obligation is made (or, if less, the maximum amount of such primary obligation for which such Person may be liable pursuant to the terms of the instrument evidencing such Contingent Obligation) or, if not stated or determinable, the maximum reasonably anticipated liability in respect thereof (assuming such Person is required to perform thereunder), as determined by such Person in good faith.

                 "Conversion", "Convert" and "Converted" each refer to a conversion of Advances of one Type into Advances of the other Type pursuant to Section 2.09 or 2.10.

                 "Cotton Liability" has the meaning specified in Section
         4.01(ee).

                 "Current Assets" means, with respect to any Person, all assets of such Person that, in accordance with GAAP, would be classified as current assets on the balance sheet of a company conducting a business the same as or similar to that of such Person, after deducting appropriate and adequate reserves therefrom in each case in which a reserve is proper in accordance with GAAP.

                 "Current Liabilities" means, with respect to any Person, all items (including, without limitation, taxes accrued as estimated but excluding Debt) that, in accordance with GAAP, would be classified on the balance sheet of such Person as current liabilities of such Person.

                 "Debt" means, with respect to any Person (without duplication) (a) all indebtedness of such Person for borrowed money,
         (b) all Obligations of such Person for the deferred purchase price of property or services (other than trade payables incurred in the ordinary course of such Person's business), (c) all Obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, (d) all Obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (e) all Obligations of such Person as lessee under Capitalized Leases, (f) all Obligations, contingent or otherwise, of such Person under acceptance, letter of credit or similar facilities,
         (g) for the purposes of determining whether a Default has occurred under Section 6.01(e) only, all Obligations of such Person to purchase, redeem, retire, defease or otherwise make any payment in respect of any Equity Interests in such Person or any other Person, valued, in the case of Redeemable Preferred Interests, at the greater of its voluntary or involuntary liquidation preference plus accrued and unpaid dividends, (h) all Obligations of such Person in respect of Hedge Agreements, (i) all Obligations of such Person under any synthetic lease, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing if the transaction giving rise to such Obligation is considered indebtedness for borrowed money for tax purposes but is classified as an operating lease in accordance with GAAP, (j) all Contingent Obligations in respect of Debt and (k) all Debt referred to in clauses (a) through (j) above of another Person secured by (or for which the holder of such Debt has an existing right, contingent or otherwise, to be secured by) any Lien on property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Debt; provided that, until such time as any such Person has declared a dividend on any class of its Equity Interests or a dividend on any such class shall otherwise have become payable, the accrued and unpaid dividends on such class shall not constitute Debt for purposes of this Agreement.

                 "Default" means any Event of Default or any event that would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

                 "Default Termination Notice" has the meaning specified in
         Section 2.01(d)(ii).

                 "Defaulted Advance" means, with respect to any Lender Party at any time, the portion of any Advance required to be made by such Lender Party to the Borrower pursuant to Section 2.01 or 2.02 at or prior to such time that has not been made by such Lender Party or by the Administrative Agent for the account of such Lender Party pursuant to Section 2.02(e) as of such time. In the event that a portion of a Defaulted Advance shall be deemed made pursuant to
         Section 2.15(a), the remaining portion of such Defaulted Advance shall be considered a Defaulted Advance originally required to be made pursuant to Section 2.01 on the same date as the Defaulted Advance so deemed made in part.

                 "Defaulted Amount" means, with respect to any Lender Party at any time, any amount required to be paid by such Lender Party to the Administrative Agent or any other Lender Party hereunder or under any other Loan Document at or prior to such time that has not been so paid as of such time, including, without limitation, any amount required to be paid by such Lender Party to (a) any Swing Line Bank pursuant to Section 2.02(b) to purchase a portion of a Swing Line Advance made by such Swing Line Bank, (b) the Issuing Bank pursuant to Section 2.03(c) to purchase a portion of a Letter of Credit Advance made by the Issuing Bank, (c) the Administrative Agent pursuant to Section 2.02(e) to reimburse the Administrative Agent for the amount of any Advance made by the Administrative Agent for the account of such Lender Party, (d) any other Lender Party pursuant to
         Section 2.13 to purchase any participation in Advances owing to such other Lender Party and (e) the Administrative Agent or the Issuing Bank pursuant to Section 7.05 to reimburse the Administrative Agent or the Issuing Bank for such Lender Party's ratable share of any amount required to be paid by the Lender Parties to the Administrative Agent or the Issuing Bank as provided therein. In the event that a portion of a Defaulted Amount shall be deemed paid pursuant to Section 2.15(b), the remaining portion of such Defaulted Amount shall be considered a Defaulted Amount originally required to be paid hereunder or under any other Loan Document on the same date as the Defaulted Amount so deemed paid in part.

                 "Defaulting Lender" means, at any time, any Lender Party that, at such time, (a) owes a Defaulted Advance or a Defaulted Amount or (b) shall take any action or be the subject of any action or proceeding of a type described in Section 6.01(f).

                 "Disclosed Litigation" has the meaning specified in
         Section 3.01(g).

                 "DLJ" has the meaning set forth in the recital of parties to this Agreement.

                 "Eligible Assignee" means (a) with respect to any Facility other than the Letter of Credit Facility) (i) a Lender; (ii) an Affiliate or Approved Fund of a Lender; or (iii) any other Person approved by the Administrative Agent and, so long as no Event of Default under Section 6.01(a) or (f) has occurred and is continuing at the time the related assignment is effected pursuant to Section 9.07, the Borrower and, in the case of an Eligible Assignee that shall be a Working Capital Lender, the Issuing Bank (in each case such approval not to be unreasonably withheld or delayed and, in the case of the Borrower, such approval to be deemed to have been given if no objection thereto is received by the Administrative Agent and the assigning Lender within five Business Days after the date on which written notice of the proposed assignment is provided to the Borrower; and (b) with respect to the Letter of Credit Facility, a Person that is an Eligible Assignee under clause (a) of this definition and is a commercial bank organized under the laws of the United States of America; provided, however, that neither any Loan Party nor any Affiliate of a Loan Party shall qualify as an Eligible Assignee under this definition.

                 "Environmental Action" means any action, suit, demand, demand letter, claim, notice of noncompliance or violation, notice of liability or potential liability, investigation, proceeding, consent order or consent agreement relating in any way to any Environmental Law, any Environmental Permit or Hazardous Material or arising from alleged injury or threat to the environment or human health or safety as related to the environment, including, without limitation, (a) by any Governmental Authority for enforcement, cleanup, removal, response, remedial or other actions or damages and (b) by any Governmental Authority or any other Person for damages, contribution, indemnification, cost recovery, compensation or injunctive relief.

                 "Environmental Law" means any federal, state, local or foreign statute, law, ordinance, rule, regulation, code, order, writ, judgment, injunction, decree or legally binding and enforceable judicial or agency interpretation, policy or guidance relating to pollution or protection of the environment, natural resources or human health or safety, including, without limitation, those relating to the use, handling, transportation, treatment, storage, disposal, release or discharge of Hazardous Materials.

                 "Environmental Permit" means any permit, approval, identification number, license or other authorization required under any Environmental Law.

                 "Equity Interests" means, with respect to any Person, all of the shares of capital stock of (or other ownership or profit interests in) such Person, all of the warrants, options or other rights for the purchase or acquisition from such Person of shares of capital stock of (or other ownership or profit interests in) such Person, all of the securities convertible into or exchangeable for shares of capital stock of (or other ownership or profit interests in) such Person or warrants, rights or options for the purchase or acquisition from such Person of such shares (or such other interests), and all of the other ownership or profit interests in such Person (including, without limitation, partnership, member or trust interests therein), whether voting or nonvoting, and whether or not such shares, warrants, options, rights or other interests are outstanding on any date of determination.

                 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and the rulings issued thereunder.

                 "ERISA Affiliate" means any Person that for purposes of Title IV of ERISA is a member of the controlled group of any Loan

         Party, or under common control with any Loan Party, within the meaning of Section 414 of the Internal Revenue Code.

                 "ERISA Event" means (a) (i) the occurrence of a reportable event, within the meaning of Section 4043 of ERISA, with respect to any Plan unless the 30-day notice requirement with respect to such event has been waived by the PBGC or (ii) the requirements of paragraph (1) of Section 4043(b) of ERISA are met with respect to a contributing sponsor, as defined in Section 4001(a)(13) of ERISA, of a Plan, and an event described in paragraph (9), (10), (11), (12) or
         (13) of Section 4043(c) of ERISA could reasonably be expected to occur with respect to such Plan within the following 30 days; (b) the application for a minimum funding waiver with respect to a Plan;
         (c) the provision by the administrator of any Plan of a notice of intent to terminate such Plan pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 4041(e) of ERISA); (d) the cessation of operations at a facility of any Loan Party or any ERISA Affiliate in the circumstances described in Section 4062(e) of ERISA; (e) the partial or complete withdrawal by any Loan Party or any ERISA Affiliate from a Multiple Employer Plan during a plan year for which it was a substantial employer, as defined in Section 4001(a)(2) of ERISA;
         (f) the conditions for imposition of a lien under Section 302(f) of ERISA shall have been met with respect to any Plan; (g) the adoption of an amendment to a Plan requiring the provision of security to such Plan pursuant to Section 307 of ERISA; or (h) the institution by the PBGC of proceedings to terminate a Plan pursuant to Section 4042 of ERISA, or the occurrence of any event or condition described in
         Section 4042 of ERISA, that constitutes grounds for the termination of, or the appointment of a trustee to administer, such Plan, provided, however, that the occurrence of the event or condition described in Section 4042(a)(4) of ERISA shall be an ERISA Event only if the PBGC has notified any Loan Party or any ERISA Affiliate in writing that it intends to institute proceedings to terminate a Plan pursuant to such section or has threatened in writing to do so.

                 "Eurocurrency Liabilities" has the meaning specified in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

                 "Eurodollar Lending Office" means, with respect to each of the Lenders, the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender, as the case may be (or, if no such office is specified, its Base Rate Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Administrative Agent for such purpose.

                 "Eurodollar Rate" means, for any Interest Period for all Eurodollar Rate Advances comprising part of the same Borrowing, an interest rate per annum equal to the rate per annum obtained by dividing (a) the rate per annum at which deposits in U.S. dollars appear on page 3750 (or any successor page thereto) of the Dow Jones Telerate Screen two Business Days before the first day of such Interest Period and for a term comparable to such Interest Period or, if such rate does not so appear on the Dow Jones Telerate Screen on any date of determination, on the Reuters Screen LIBO Page two Business Days before the first day of such Interest Period and for a term comparable to such Interest Period by (b) a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage for such Interest Period; provided, however, that if the Reuters Screen LIBO Page is being used to determine the Eurodollar rate at any date of determination and more than one rate is specified thereon from deposits in U.S. dollars, the applicable rate shall be the average of all such rates (rounded upward, if necessary, to the nearest whole multiple of 1/100 of 1% per annum).

                 "Eurodollar Rate Advance" means an Advance that bears interest as provided in Section 2.07(a)(ii).

                 "Eurodollar Rate Reserve Percentage" for any Interest Period for all Eurodollar Rate Advances comprising part of the same Borrowing means the reserve percentage applicable two Business Days before the first day of such Interest Period under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurodollar Rate Advances is determined) having a term equal to such Interest Period.

                 "Events of Default" has the meaning specified in
         Section 6.01.

                 "Excess Cash Flow" means, for any period, the sum (without duplication) of (a) Consolidated pre-tax net income (or loss) of Holdings and its Subsidiaries for such period, plus (b) an amount equal to the aggregate amount of all noncash charges deducted in arriving at such Consolidated net income (or loss), plus (c) if there was a net increase in Consolidated Current Liabilities of Holdings and its Subsidiaries during such period, the amount of such net increase, plus (d) if there was a net decrease in Consolidated Current Assets (excluding cash and Cash Equivalents) of Holdings and its Subsidiaries during such period, the amount of such net decrease, less (e) the aggregate amount of all noncash credits included in arriving at such Consolidated net income (or loss), less (f) if there was a net decrease in Consolidated Current Liabilities of Holdings and its Subsidiaries during such period, the amount of such net decrease, less (g) if there was a net increase in Consolidated Current Assets (excluding cash and Cash Equivalents) of Holdings and its Subsidiaries during such period, the amount of such net increase, less (h) an amount equal to the amount of all Capital Expenditures made in cash during such period or committed during such period to be made in cash (so long as such commitment is required to be funded on or prior to June 30 of the Fiscal Year immediately following such period) and Investments made in cash during such period by Holdings and its Subsidiaries, in each case to the extent otherwise permitted by this Agreement, less (i) an amount equal to the aggregate amount of all Required Principal Payments in respect of Debt and all other permanent reductions in the outstanding principal amount of Debt made during such period to the extent otherwise permitted by this Agreement, together with any optional prepayment of Term Advances made during such period in accordance with Section 2.06(a), less
         (j) to the extent not otherwise excluded from the calculation of Excess Cash Flow for such period, an amount equal to the net gain, if any, attributable to the sale, lease, transfer or other disposition of property and assets of Holdings and its Subsidiaries and included in determining the Consolidated net income of Holdings and its Subsidiaries for such period, less (k) an amount equal to the aggregate amount of all taxes paid in cash by Holdings and its subsidiaries during such period less (l) an amount equal to the aggregate amount of all dividends and other distributions on Equity Interests in the Borrower paid in cash during such period; provided, however, that the amount of Capital Expenditures deducted pursuant to clause (h) shall not include any amounts deducted in the calculation of Excess Cash Flow in the prior period.

                 "Existing Debt" means Debt of the Company and its Subsidiaries outstanding immediately before giving effect to the Stock Tender Offer.

                 "Extraordinary Receipt" means any cash received by or paid to or for the account of any Person, that constitute proceeds of any casualty or property insurance, condemnation awards (and payments in lieu thereof) and indemnity payments in respect of loss or damage to equipment, fixed assets or real property; provided, however, that an Extraordinary Receipt shall not include (a) amounts applied to replace or repair the equipment, fixed assets or real property in respect of which such proceeds were received, so long as such application is made within twelve months after receipt of such amounts or (b) amounts received by any Person in respect of any third party claim against such Person and applied to pay (or to reimburse such Person for its prior payment of) such claim and the costs and expenses of such Person with respect thereto.

                 "Facility" means the Term A Facility, the Term B Facility, the Working Capital Facility, the Swing Line Facility or the Letter of Credit Facility, as the context may require.

                 "Facility Required Lenders" means, for any Facility at any time, those Lenders which would constitute the Required Lenders under, and as defined in, this Agreement if all outstanding Obligations under the other Facilities were repaid in full and all Commitments with respect thereto were terminated.

                 "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates (rounded upward, if necessary, to the nearest whole multiple of 1/100 of 1% per annum) on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average of the quotations for such day for such transactions received by the Administrative Agent from three federal funds brokers of recognized standing selected by it.

                 "Fiscal Year" means, with respect to Holdings or any of its Subsidiaries, the period commencing on January 1 in any calendar year and ending on the next succeeding December 31 or, if any such Subsidiary was not in existence on January 1 in any calendar year, the period commencing on the date on which such Subsidiary is incorporated, organized, formed or otherwise created and ending on the next succeeding December 31.

                 "Foreign Subsidiary" means a Subsidiary organized under the laws of a jurisdiction other than the United States or any State thereof.

                 "Funded Debt" of any Person means Debt in respect of the Advances, in the case of the Purchaser and the Borrower, and all other Debt of such Person that by its terms matures more than one year after the date of determination or matures within one year from such date but is renewable or extendible, at the option of such Person, to a date more than one year after such date or arises under a revolving credit or similar agreement that obligates the lender or lenders to extend credit during a period of more than one year after such date, including, without limitation, all amounts of Funded Debt of such Person required to be paid or prepaid within one year after the date of determination.

                 "GAAP" has the meaning specified in Section 1.03.

                 "Governmental Authority" means any nation or government, any state, province, city, municipal entity or other political subdivision thereof, and any governmental, executive, legislative, judicial, administrative or regulatory agency, department, authority, instrumentality, commission, board or similar body, whether federal, state, provincial, territorial, local or foreign.

                 "Governmental Authorization" means any consent, approval or authorization of a Governmental Authority.

                 "Guarantee Supplement" has the meaning specified in
         Section 8(b) of the Subsidiary Guaranty.

                 "Hazardous Materials" means (a) petroleum or petroleum products, by-products or breakdown products, radioactive materials, asbestos-containing materials, polychlorinated biphenyls and radon gas and (b) any other chemicals, materials or substances designated, classified or regulated as hazardous or toxic or as a pollutant or contaminant under any Environmental Law.

                 "Hedge Agreements" means, collectively, interest rate swap, cap or collar agreements, interest rate future or option contracts, currency swap agreements, currency future or option contracts and other similar agreements.

                 "Hedge Bank" means any Person that is a Lender Party or an Affiliate of a Lender Party, in its capacity as a party to a Bank Hedge Agreement.

                 "Hewitt" means The Hewitt Soap Company, Inc., an Ohio corporation.

                 "Holdings" has the meaning specified in the recital of parties to this Agreement.

                 "Holdings Debt" means the unsecured pay-in-kind Debt issued by Holdings initially to JWC or an Affiliate of JWC in an original principal amount equal to $55 million.

                 "Holdings Debt Documents" means the 12 1/2% Junior Subordinated Note dated April 26, 1999 issued by Holdings in favor of J.W. Childs Equity Funding II, Inc., which shall have a stated maturity no earlier than six months after the Term B Termination Date.

                 "Indemnified Party" has the meaning specified in
         Section 9.04(b).

                 "Information Memorandum" means the information memorandum dated April, 1999 used by the Co-Arrangers in connection with the syndication of the Commitments.

                 "Initial Extension of Credit" means the earlier to occur of
         (a) the initial Borrowing and (b) the initial issuance of a Letter of Credit.

                 "Initial Issuing Bank" has the meaning specified in the recital of parties to this Agreement.

                 "Initial Lenders" has the meaning specified in the recital of parties to this Agreement.

                 "Insufficiency" means, with respect to any Plan, the amount, if any, of its unfunded benefit liabilities, as defined in
         Section 4001(a)(18) of ERISA.

                 "Interest Period" means, for each Eurodollar Rate Advance comprising part of the same Borrowing, the period commencing on the date of such Eurodollar Rate Advance or the date of the Conversion of any Base Rate Advance into such Eurodollar Rate Advance, and ending on the last day of the period selected by the Borrower or the Purchaser, as the case may be, pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower or the Purchaser, as the case may be, pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three or six months (or nine or twelve months, if available to each of the Lenders making such Eurodollar Rate Advance), as the Borrower or the Purchaser, as the case may be, may, upon notice received by the Administrative Agent not later than 12:00 Noon (Charlotte, North Carolina time) on the third Business Day prior to the first day of such Interest Period, select; provided, however, for purposes of Section 2.02(c) solely, the duration of an Interest Period may be one week and the notice may be received by the Administrative Agent not later than 11:00 A.M. (Charlotte, North Carolina time) on the first day of such Interest Period; provided further that:

                          (a) neither the Borrower nor the Purchaser may select any Interest Period with respect to any Eurodollar Rate Advance under a Facility that ends after any principal repayment installment date for such Facility unless, after giving effect to such selection, the aggregate principal amount of Base Rate Advances and of Eurodollar Rate Advances having Interest Periods that end on or prior to such principal repayment installment date for such Facility shall be at least equal to the aggregate principal amount of Advances under such Facility due and payable on or prior to such date;

                          (b) Interest Periods commencing on the same date for Eurodollar Rate Advances comprising part of the same Borrowing shall be of the same duration;

                          (c) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, however, that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day; and

                          (d) whenever the first day of any Interest Period occurs on a day of an initial calendar month for which there is no numerically corresponding day in the calendar month that succeeds such initial calendar month by the number of months equal to the number of months in such Interest Period, such Interest Period shall end on the last Business Day of such succeeding calendar month.

                 "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and the rulings issued thereunder.

                 "Investment" means, with respect to any Person, any loan or advance to such Person, any purchase or other acquisition of Equity Interests in or Debt of, or the property and assets comprising a division or business unit or all or a substantial part of the business of, such Person, any capital contribution to such Person or any other investment in such Person, including, without limitation, any acquisition by way of a merger or consolidation (or similar transaction) and any arrangement pursuant to which the investor incurs Indebtedness of the types referred to in clause (j) or (k) of the definition of "Debt" set forth in this Section 1.01 in respect of such Person.

                 "Issuing Bank" means the Initial Issuing Bank and each other Person to which the Letter of Credit Commitment hereunder has been assigned pursuant to Section 9.07.

                 "JWC" has the meaning specified in the Preliminary Statements to this Agreement.

                 "JWC Commitment Letter" means the commitment letter dated February 12, 1999 from JWC to Holdings.

                 "L/C Cash Collateral Account" has the meaning specified in Preliminary Statement (4) to the Security Agreement.

                 "L/C Related Documents" has the meaning specified in
         Section 2.04(e)(ii).

                 "Lender Indemnified Costs" has the meaning specified in
         Section 7.05.

                 "Lender Party" means any Lender, the Swing Line Bank or the Issuing Bank.

                 "Lenders" means, collectively, the Initial Lenders and each Person that becomes a Lender pursuant to Section 9.07 for so long as such Initial Lender or Person, as the case may be, shall be a party to this Agreement.

                 "Letter of Credit" has the meaning specified in
         Section 2.01(d).

                 "Letter of Credit Advance" means an advance made by the Issuing Bank or any Working Capital Lender pursuant to
         Section 2.03(c).

                 "Letter of Credit Agreement" has the meaning specified in
         Section 2.03(a).

                 "Letter of Credit Commitment" means, with respect to the Issuing Bank at any time, the amount set forth opposite the Issuing

         Bank's name on Schedule I hereto under the caption "Letter of Credit Commitment" or, if the Issuing Bank has entered into one or more Assignments and Acceptances, the amount set forth for the Issuing Bank in the Register maintained by the Administrative Agent pursuant to Section 9.07(d) as the Issuing Bank's "Letter of Credit Commitment", as such amount may be reduced at or prior to such time pursuant to Section 2.05.

                 "Letter of Credit Facility" means, at any time, an amount equal to the amount of the Issuing Bank's Letter of Credit Commitment at such time, as such amount may be reduced at or prior to such time pursuant to Section 2.05.

                 "Leverage Ratio" means, as of the end of any period, a ratio of (i) Debt of the Borrower and its Subsidiaries as at the end of such period less cash on the balance sheet of the Borrower and its Subsidiaries as at the end of such period (provided that for the purposes of the calculation of the Leverage Ratio, the amount of such cash so deducted shall not exceed $3,000,000) to (ii) the sum of Consolidated EBITDA of the Borrower and its Subsidiaries for the twelve month period ended at the end of such period. For the purposes of the Leverage Ratio, Debt shall not include the Agreement Value of Hedge Agreements.

                 "Lien" means any lien, security interest or other charge or encumbrance of any kind, or any other type of preferential arrangement, including, without limitation, the lien or retained security title of a conditional vendor and any easement, right of way or other encumbrance on title to real property.

                 "Loan Documents" means, collectively, (a) for purposes of this Agreement and the Notes and any amendment, supplement or other modification hereof or thereof and for all other purposes other than for purposes of the Subsidiary Guaranty, the Parent Guaranty and the Collateral Documents, (i) this Agreement, (ii) the Notes, (iii) the Subsidiary Guaranty, (iv) the Collateral Documents and (v) each Letter of Credit Agreement and (b) for purposes of the Subsidiary Guaranty, the Parent Guaranty and the Collateral Documents, (i) this Agreement, (ii) the Notes, (iii) the Collateral Documents, (iv) each Letter of Credit Agreement and (v) each Bank Hedge Agreement, in each case as amended, supplemented or otherwise modified hereafter from time to time in accordance with the terms thereof and Section 9.01.

                 "Loan Parties" means, collectively, the Borrower, the Purchaser, Holdings and each of the Subsidiaries of Holdings party to the Subsidiary Guaranty or any of the Collateral Documents.

                 "Margin Stock" has the meaning specified in Regulation U.

                 "Material Adverse Change" means any material adverse change in the business, condition (financial or otherwise), operations, properties or prospects of the Borrower and its Subsidiaries, taken as a whole.

                 "Material Adverse Effect" means a material adverse effect on
         (a) the business, condition (financial or otherwise), operations, properties or prospects of the Borrower and its Subsidiaries, taken as a whole, (b) the rights and remedies of the Administrative Agent or any Lender Party under any Loan Document or (c) the ability of the Loan Parties (taken as a whole) to perform their Obligations under the Loan Documents.

                 "Megas" means Megas Beauty Care, Inc., a Delaware corporation.

                 "Merger" has the meaning specified in the Preliminary Statements to this Agreement.

                 "Merger Agreement" has the meaning specified in the Preliminary Statements to this Agreement.

                 "Minimum Prepayment Amount" means (x) at any time on and after the Borrower makes the Investment permitted by Section 5.02
         (e)(xi), $40 million plus the aggregate amount of such Investment and
         (y) at any other time, $40 million.

                 "Mortgage" has the meaning specified in Section 5.01(q).

                 "Mortgage Policy" has the meaning specified in
         Section 5.01(q).

                 "Multiemployer Plan" means a multiemployer plan (as defined in Section 4001(a)(3) of ERISA) to which any Loan Party or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

                 "Multiple Employer Plan" means a single employer plan (as defined in Section 4001(a)(15) of ERISA) that (a) is maintained for employees of any Loan Party or any ERISA Affiliate and at least one Person other than the Loan Parties and the ERISA Affiliates or
         (b) was so maintained and in respect of which any Loan Party or any ERISA Affiliate could reasonably be expected to have liability under

         Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

                 "NationsBank" has the meaning specified in the recital of parties to this Agreement.

                 "NMS" has the meaning specified in the recital of parties to this Agreement.

                 "Net Cash Proceeds" means, with respect to any sale, transfer or other disposition of any property or asset, or the incurrence or issuance of any Debt, or the sale or issuance of any Equity Interests in any Person, or any Extraordinary Receipt received by or paid to or for the account of any Person, as the case may be, the aggregate amount of cash received from time to time (whether as initial consideration or through payment or disposition of deferred consideration) by or on behalf of such Person for its own account in connection with any such transaction, after deducting therefrom only (without duplication):

                          (a)     reasonable and customary brokerage
                 commissions, underwriting fees and discounts, legal fees, finder's fees and other fees, commissions and expenses associated therewith;

                          (b) the amount of taxes payable in connection with or as a result of such transaction; and

                          (c) in the case of any sale, lease, transfer or other disposition of any property or asset, the outstanding principal amount of, the premium or penalty, if any, on, and any accrued and unpaid interest on, any Debt (other than the Debt outstanding under the Loan Documents) that is secured by a Lien on the property and assets subject to such sale, lease, transfer or other disposition and is required to be repaid under the terms thereof as a result of such sale, lease, transfer or other disposition;

         in each case to the extent, but only to the extent, that the amounts so deducted are properly attributable to such transaction or to the property or asset that is the subject thereof and, in the case of clause (b) of this definition, on the earlier of the dates on which the tax return covering such taxes is filed or required to be filed, are actually paid to a Person that is not an Affiliate of such Person or any Loan Party or of any Affiliate of any Loan Party; provided, however, that, if the amount deducted pursuant to clause (b) of this definition is greater than the amount actually so paid, the amount of such excess shall constitute "Net Cash Proceeds"; provided, however, "Net Cash Proceeds" shall not include any proceeds that are reinvested in the business of the Borrower and its Subsidiaries so long as such reinvestment is made (or the Borrower has executed a written agreement providing for such reinvestment) within twelve months after the receipt of such proceeds.

                 "Note" means a Term A Note, a Term B Note or a Working Capital Note, as the context may require.

                 "Notice of Borrowing" has the meaning specified in
         Section 2.02(a).

                 "Notice of Conversion" has the meaning specified in
         Section 2.09(a).

                 "Notice of Issuance" has the meaning specified in
         Section 2.03(a).

                 "Notice of Renewal" has the meaning specified in
         Section 2.01(e).

                 "Notice of Swing Line Borrowing" has the meaning specified in Section 2.02(b).

                 "Notice of Termination" has the meaning specified in
         Section 2.01(d).

                 "NPL" means the National Priorities List under CERCLA.

                 "Obligation" means, with respect to any Person, any payment, performance or other obligation of such Person of any kind, including, without limitation, any liability of such Person on any claim, whether or not the right of any creditor to payment in respect of such claim is reduced to judgment, liquidated, unliquidated, fixed, contingent, matured, disputed, undisputed, legal, equitable, secured or unsecured, and whether or not such claim is discharged, stayed or otherwise affected by any proceeding referred to in
         Section 6.01(f). Without limiting the generality of the foregoing, the Obligations of the Loan Parties under the Loan Documents include
         (a) the obligation to pay principal, interest, Letter of Credit commissions, charges, expenses, fees, reasonable attorneys' fees and disbursements, indemnities and other amounts payable by any Loan Party under any Loan Document and (b) the obligation of any Loan Party to reimburse any amount in respect of any of the foregoing that any Lender Party, in its sole discretion, may elect to pay or advance on behalf of such Loan Party.

                 "OECD" means the Organization for Economic Cooperation and Development.

                 "Open Year" means, with respect to any Person, any year for which United States federal income tax returns have been filed by or on behalf of such Person and for which the expiration of the applicable statute of limitations for assessment, reassessment or collection has not occurred (whether by reason of extension or otherwise).

                 "Other Taxes" has the meaning specified in Section 2.12(b).

                 "Parent Guaranty" has the meaning specified in Section 8.01.

                 "PBGC" means the Pension Benefit Guaranty Corporation or any successor thereto.

                 "Permitted Encumbrances" has the meaning specified in the Mortgages.

                 "Permitted Investors" means the collective reference to (a) J.W. Childs Associates, L.P. and its Affiliates and (b) the officers, employees and consultants of any Person referred to in clause (a) above and their respective immediate family members, estates, heirs, executors, personal representatives and administrators, together with any trusts for the benefit of any of the foregoing.

                 "Permitted Liens" means such of the following Liens as to which no execution, foreclosure or similar proceeding shall have been commenced which, if determined adversely to the Borrower or any of its Subsidiaries, would, either individually or together with all such other Liens, reasonably be expected to have a Material Adverse
         Effect: (a) Liens for taxes, assessments and governmental charges or levies to the extent not otherwise required to be paid under
         Section 5.01(b); (b) Liens imposed by law, such as materialmen's, mechanics', carriers', workmen's and repairmen's Liens and other similar Liens arising in the ordinary course of business securing obligations (other than Debt for borrowed money) (i) that are not overdue for a period of more than 60 days or (ii) the amount, applicability or validity of which are being contested in good faith and by appropriate proceedings diligently conducted and with respect to which Holdings or any of its Subsidiaries, as the case may be, has established reserves in accordance with GAAP; (c) pledges or deposits to secure obligations under workers' compensation laws or similar legislation or to secure public or statutory obligations; (d) Liens securing the performance of, or payment in respect of, bids, tenders, government contracts (other than for the repayment of borrowed money), surety and appeal bonds and other obligations of a similar nature incurred in the ordinary course of business; (e) any interest or title of a lessor or sublessor and any restriction or encumbrance to which the interest or title of such lessor or sublessor may be subject that is incurred in the ordinary course of business and, either individually or when aggregated with all other Permitted Liens in effect on any date of determination, could not be reasonably expected to have a Material Adverse Effect; (f) Liens in favor of customs and revenue authorities arising as a matter of law or pursuant to a bond to secure payment of customs duties in connection with the importation of goods; (g) Liens arising out of judgments or awards that do not constitute an Event of Default under Section 6.01(g) or 6.01(h); and (h) Permitted Encumbrances and other easements, rights-of-way and other encumbrances on title to real property that do not render title to the property encumbered thereby unmarketable or materially adversely affect the use of such property for its present purposes or materially interfere with the ordinary course of business of the Purchaser or any of its Subsidiaries.

                 "Person" means an individual, partnership, corporation (including a business trust), limited liability company, unlimited liability company, joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

                 "Plan" means a Single Employer Plan or a Multiple Employer
         Plan.

                 "Preferred Interests" means, with respect to any Person, Equity Interests issued by such Person that are entitled to a preference or priority over any other Equity Interests issued by such Person upon any distribution of such Person's property and assets, whether by dividend or upon liquidation.

                 "Prepayment Amount" has the meaning specified in Section
         2.06(c).

                 "Prepayment Date" has the meaning specified in Section
         2.06(c).

                 "primary obligation" has the meaning specified in the definition of "Contingent Obligation" set forth in this Section 1.01.

                 "primary obligor" has the meaning specified in the definition of "Contingent Obligations" set forth in this Section 1.01.

                 "Pro Rata Share" of any amount means, with respect to any Lender at any time, the product of (a) a fraction the numerator of which is the amount of such Lender's Commitment under the applicable Facility or Facilities at such time and the denominator of which is the aggregate amount of such Facility or Facilities at such time multiplied by (b) such amount.

                 "Purchaser" has the meaning specified in the recital of parties to this Agreement.

                 "Redeemable" means, with respect to any Equity Interest, Debt or other right or Obligation, any such Equity Interest, Debt or other right or Obligation that (a) the issuer has undertaken to redeem at a fixed or determinable date or dates, whether by operation of a sinking fund or otherwise, or upon the occurrence of a condition not solely within the control of the issuer or (b) is redeemable at the option of the holder.

                 "Reduction Amount" has the meaning specified in
         Section 2.06(b)(vi).

                 "Register" has the meaning specified in Section 9.07(d).

                 "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time.

                 "Related Documents" means the Merger Agreement and the Holdings Debt Documents.

                 "Repurchase Payments" means all payments made by the Borrower to purchase or redeem the Senior Notes (whether through a tender offer, open market purchases or pursuant to the terms of the Senior Note Indenture).

                 "Required Lenders" means, at any time, Lenders owed or holding at least a majority in interest of the sum of (a) the aggregate principal amount of the Advances outstanding at such time,
         (b) the aggregate Available Amount of all Letters of Credit outstanding at such time, (c) the aggregate Unused Term A Commitments at such time, (d) the aggregate Unused Term B Commitments at such time and (e) the aggregate Unused Working Capital Commitments at such time; provided, however, that if any Lender shall be a Defaulting Lender at such time, there shall be excluded from the determination of Required Lenders at such time (A) the aggregate principal amount of the Advances owing to such Lender (in its capacity as a Lender) and outstanding at such time, (B) such Lender's Pro Rata Share of the aggregate Available Amount of all Letters of Credit issued by such Lender and outstanding at such time, (C) the aggregate Unused Term A Commitments of such Lender at such time, (D) the aggregate Unused Term B Commitments at such time and (E) the Unused Working Capital Commitment of such Lender at such time. For purposes of this definition, the aggregate principal amount of Swing Line Advances owing to any Swing Line Bank, the aggregate principal amount of Letter of Credit Advances owing to the Issuing Bank and the Available Amount of each Letter of Credit shall be considered to be owed to the Working Capital Lenders ratably in accordance with their respective Working Capital Commitments.

                 "Required Principal Payments" means, with respect to any Person for any period, the sum of all regularly scheduled principal payments or redemptions and all required prepayments, repurchases, redemptions or similar acquisitions for value of outstanding Funded Debt made during such period.

                 "Requirements of Law" means, with respect to any Person, all laws, constitutions, statutes, treaties, ordinances, rules and regulations, all orders, writs, decrees, injunctions, judgments, determinations or awards of an arbitrator, a court or any other Governmental Authority, and all Governmental Authorizations, binding upon or applicable to such Person or to any of its properties, assets or businesses.

                 "Responsible Officer" means, with respect to Holdings or any of its Subsidiaries, the chief executive officer, the president, the chief financial officer, the principal accounting officer or the treasurer (or the equivalent of any of the foregoing) or any other officer, partner or member (or person performing similar functions) of Holdings or any such Subsidiary responsible for overseeing the administration of, or reviewing compliance with, all or any portion of this Agreement or any of the other Loan Documents.

                 "Secured Obligations" has the meaning specified in the Security Agreement.

                 "Secured Parties" means, collectively, the Agents, the Lender Parties and the Hedge Banks.

                 "Security Agreement" has the meaning specified in
         Section 3.01(j)(viii).

                 "Security Agreement Supplement" has the meaning specified in
         Section 20(b) of the Security Agreement.

                 "Senior Note Indenture" means the Indenture dated as of August 3, 1995 among the Borrower, Megas Beauty Care, Inc., Absorbent Cotton Company, The Hewitt Soap Company, Inc. and Shawmut Bank Connecticut, National Association, as trustee, in respect of the Senior Notes.

                 "Senior Notes" means the 9 7/8% Senior Notes due 2005 issued by the Borrower.

                 "Single Employer Plan" means a single employer plan (as defined in Section 4001(a)(15) of ERISA) that (a) is maintained for employees of any Loan Party or any ERISA Affiliate and no Person other than the Loan Parties and the ERISA Affiliates or (b) was so maintained and in respect of which any Loan Party or any ERISA Affiliate could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

                 "Solvent" and "Solvency" mean, with respect to any Person on a particular date, that on such date (a) the fair value of the property of such Person is greater than the total amount of liabilities, including, without limitation, contingent liabilities, of such Person, (b) the present fair salable value of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay such debts and liabilities as they mature and
         (d) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute an unreasonably small capital.
         The amount of contingent liabilities at any time shall be computed as the amount that, in the light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

                 "Specified Employment Agreement" means the employment agreement in respect of Jim Murphy.

                 "Standby Letter of Credit" means any Letter of Credit issued under the Letter of Credit Facility, other than a Trade Letter of Credit.

                 "Stock Tender Offer" has the meaning specified in the Preliminary Statements to this Agreement.

                 "Subordinated Debt" means the Subordinated Notes and any other Debt of the Borrower that is subordinated to the Obligations of the Loan Parties under the Loan Documents on, and that otherwise contains, terms and conditions satisfactory to the Required Lenders.

                 "Subordinated Debt Documents" means the Subordinated Notes and all other agreements, instruments and other documents pursuant to which the Subordinated Notes and any other Subordinated Debt will be issued or otherwise setting forth the terms of the Subordinated Notes or such other Subordinated Debt, as the case may be, in each case as such agreement, instrument or other document may be amended, supplemented or otherwise modified from time to time in accordance with the terms thereof, but to the extent permitted under the terms of the Loan Documents.

                 "Subordinated Notes" means the subordinated notes to be issued by the Borrower in an aggregate principal amount of at least $100,000,000 with a maturity of not less than one year after the final stated maturity of the Advances and having terms and conditions not materially less favorable to the interests of the Lenders than those set forth in Exhibit K.

                 "Subsidiary" of any Person means any corporation, partnership, joint venture, limited liability company, unlimited liability company, trust or estate of which (or in which) more than 50% of (a) the issued and outstanding shares of capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time capital stock of any other class or classes of such corporation shall or might have voting power upon the occurrence of any contingency),
         (b) the interest in the capital or profits of such partnership, joint venture, limited liability company or unlimited liability company or
         (c) the beneficial interest in such trust or estate, is at the time directly or indirectly owned or controlled by such Person, by such Person and one or more of its other Subsidiaries or by one or more of such Person's other Subsidiaries.

                 "Subsidiary Guaranty" has the meaning specified in
         Section 3.01(j)(ix).

                 "Surviving Corporation" has the meaning specified in the Preliminary Statements to this Agreement.

                 "Surviving Debt" has the meaning specified in
         Section 3.01(e).

                 "Swing Line Advance" means an advance made by (a) the Swing Line Bank pursuant to Section 2.01(e) or (b) any Working Capital Lender pursuant to Section 2.02(b).

                 "Swing Line Bank" means NationsBank.

                 "Swing Line Borrowing" means a borrowing consisting of a Swing Line Advance made by the Swing Line Bank pursuant to Section 2.01(e) or the Working Capital Lenders pursuant to Section 2.02(b).

                 "Swing Line Facility" has the meaning specified in Section 2.01(e).

                 "Syndication Agent" has the meaning specified in the recital of parties to this Agreement.

                 "Taxes" has the meaning specified in Section 2.12(a).

                 "Term A Advance" has the meaning specified in
         Section 2.01(a).

                 "Term A Borrowing" means a borrowing consisting of simultaneous Term A Advances of the same Type made by the Term A Lenders.

                 "Term A Commitment" means, with respect to any Term A Lender at any time, the amount set forth opposite such Lender's name on
         Schedule I hereto under the caption "Term A Commitment" or, if such Lender has entered into one or more Assignments and Acceptances, the amount set forth for such Lender in the Register maintained by the Administrative Agent pursuant to Section 9.07(d) as such Term A Lender's "Term A Commitment", as such amount may be reduced at or prior to such time pursuant to Section 2.05.

                 "Term A Facility" means, at any time, the aggregate Term A Commitments of all Term A Lenders at such time.

                 "Term A Lender" means, at any time, any Lender that has a Term A Commitment at such time.

                 "Term A Note" means a promissory note of the Purchaser or the Borrower, as applicable, payable to the order of any Term A Lender, in substantially the form of Exhibit A-1 hereto, evidencing the indebtedness of the Purchaser or the Borrower, as the case may be, to such Term A Lender resulting from the Term A Advance made by such Term A Lender.

                 "Term B Advance" has the meaning specified in Section
         2.01(b).

                 "Term B Borrowing" means a borrowing consisting of simultaneous Term B Advances of the same Type made by the Term B Lenders.

                 "Term B Commitment" means, with respect to any Term B Lender at any time, the amount set forth opposite such Lender's name on
         Schedule I hereto under the caption "Term B Commitment" or, if such Lender has entered into one or more Assignments and Acceptances, the amount set forth for such Lender in the Register maintained by the Administrative Agent pursuant to Section 9.07(d) as such Term B Lender's "Term B Commitment", as such amount may be reduced at or prior to such time pursuant to Section 2.05.

                 "Term B Commitment Fee" has the meaning specified in Section 2.08(a)(ii).

                 "Term B Facility" means, at any time, the aggregate Term B Commitments of all Term B Lenders at such time.

                 "Term B Lender" means, at any time, any Lender that has a Term B Commitment at such time.

                 "Term B Note" means a promissory note of the Purchaser or the Borrower, as applicable, payable to the order of any Term B Lender, in substantially the form of Exhibit A-2 hereto, evidencing the indebtedness of the Purchaser or the Borrower, as the case maybe, to such Term B Lender resulting from the Term B Advance made by such Term B Lender.

                 "Term B Termination Date" means the earlier of (a) April 30, 2007 (or, if an aggregate principal amount of Senior Notes greater than $20 million (or such greater amount as may be agreed by the Required Lenders and the Facility Required Lenders for the Term B Facility) remains outstanding on the first anniversary of the consummation of the Stock Tender Offer, January 31, 2005) and (b) the date of termination in whole of the Term B Commitments pursuant to
         Section 2.05 or 6.01.

                 "Termination Date" means the earlier of (a) April 30, 2005 (or, if an aggregate principal amount of Senior Notes greater than $20 million (or such greater amount as may be agreed by the Required Lenders and the Facility Required Lenders for the Term A Facility) remains outstanding on the first anniversary of the consummation of the Stock Tender Offer, January 31, 2005) and (b) the date of termination in whole of the Term A Commitments, the Letter of Credit Commitments and the Working Capital Commitments pursuant to
         Section 2.05 or 6.01.

                 "Trade Letter of Credit" means any Letter of Credit that is issued under the Letter of Credit Facility for the benefit of a supplier of inventory to the Borrower or any of its Subsidiaries to effect payment for such inventory.

                 "Transaction" means, collectively, (a) the organization of Holdings and the issuance of all of the Equity Interests therein to JWC and certain members of management of the Borrower, (b) the consummation of the Stock Tender Offer and the Merger, (c) the issuance and sale of the Subordinated Notes, (d) the entering into by the Loan Parties and their applicable Subsidiaries of the Loan Documents, the Related Documents and the Subordinated Debt Documents to which they are or are intended to be a party, (e) the refinancing of certain outstanding Debt of the Company and its Subsidiaries and the termination of all commitments thereunder and (f) the payment of the fees and expenses incurred in connection with the consummation of the foregoing.

                 "Type" refers to the distinction between Advances bearing interest at the Base Rate and Advances bearing interest at the Eurodollar Rate.

                 "Unused Term A Commitment" means with respect to any Term A Lender at any time, (a) such Term A Lender's Term A Commitment at such time minus (b) the aggregate principal amount of all Term A Advances made by such Term A Lender and outstanding at such time.

                 "Unused Term B Commitment" means, with respect to any Term B Lender at any time, (a) such Term B Lender's Term B Commitment at such time minus (b) the aggregate principal amount of all Term B Advances made by such Term B Lender and outstanding at such time.

                 "Unused Working Capital Commitment" means, with respect to any Working Capital Lender at any time, (a) such Working Capital Lender's Working Capital Commitment at such time minus (b) the sum of
         (i) the aggregate principal amount of all Working Capital Advances, Swing Line Advances and Letter of Credit Advances made by such Working Capital Lender (in its capacity as a Lender) and outstanding at such time and (ii) such Lender's Pro Rata Share of (A) the aggregate Available Amount of all Letters of Credit outstanding at such time, (B) the aggregate principal amount of all Letter of Credit Advances made by the Issuing Bank pursuant to Section 2.03(c) and outstanding at such time and (C) the aggregate principal amount of all Swing Line Advances made by the Swing Line Bank pursuant to
         Section 2.01(e).

                 "Voting Interests" means shares of capital stock issued by a corporation, or equivalent Equity Interests in any other Person, the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even if the right so to vote has been suspended by the happening of such a contingency.

                 "Welfare Plan" means a welfare plan (as defined in Section 3(1) of ERISA) that is maintained for employees of any Loan Party or in respect of which any Loan Party could reasonably be expected to have liability.

                 "Withdrawal Liability" has the meaning specified in Part I of Subtitle E of Title IV of ERISA.

                 "Working Capital Advance" has the meaning specified in
         Section 2.01(c).

                 "Working Capital Borrowing" means a borrowing consisting of simultaneous Working Capital Advances of the same Type made by the Working Capital Lenders.

                 "Working Capital Commitment" means, with respect to any Working Capital Lender at any time, the amount set forth opposite such Working Capital Lender's name on Schedule I hereto under the caption "Working Capital Commitment" or, if such Working Capital Lender has entered into one or more Assignments and Acceptances, the amount set forth for such Working Capital Lender in the Register maintained by the Administrative Agent pursuant to Section 9.07(d) as such Working Capital Lender's "Working Capital Commitment", as such amount may be reduced at or prior to such time pursuant to
         Section 2.05.

                 "Working Capital/Term A Commitment Fee" has the meaning specified in Section 2.08(a)(i).

                 "Working Capital Facility" means, at any time, the aggregate amount of the Working Capital Lenders' Working Capital Commitments at such time.

                 "Working Capital Lender" means, at any time, any Lender that has a Working Capital Commitment at such time.

                 "Working Capital Note" means a promissory note of the Borrower payable to the order of any Working Capital Lender, in substantially the form of Exhibit A-3 hereto, evidencing the aggregate indebtedness of the Borrower to such Working Capital Lender resulting from the Working Capital Advances made by such Working Capital Lender.

                 "Year 2000 Problem" has the meaning specified in
         Section 4.01(z).

         SECTION 1.2.  Computation of Time Periods; Other
Definitional Provisions. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding". References in the Loan Documents to any agreement or contract "as amended" shall mean and be a reference to such agreement or contract as amended, amended and restated, supplemented or otherwise modified from time to time in accordance with its terms.

         SECTION 1.3. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistent with those applied in the preparation of the Consolidated financial statements of the Borrower and its Subsidiaries referred to in Section 4.01(f) ("GAAP").


                                  ARTICLE II

                       AMOUNTS AND TERMS OF THE ADVANCES
                           AND THE LETTERS OF CREDIT

         SECTION 2.1.  The Advances and the Letters of Credit.  (a)
The Term A Advances. Each Term A Lender severally agrees, on the terms and conditions hereinafter set forth, to make three advances to the Purchaser on any Business Days during the period from the date hereof until the date of the consummation of the Merger and a single advance to the Borrower on the date of the consummation of the Stock Tender Offer (each such advance, a "Term A Advance"), in each case in U.S. dollars and in an amount not to exceed the Unused Term A Commitment of such Term A Lender at such time. Each Term A Borrowing shall be in an aggregate amount of $2,500,000 (or, if less, the remaining Unused Term A Commitments) or an integral multiple of $100,000 in excess thereof or, if less, the amount of the aggregate Unused Term A Commitments at such time. Each Term A Borrowing shall consist of Term A Advances made simultaneously by the Term A Lenders in accordance with their respective Pro Rata Shares of the Term A Facility. Amounts borrowed under this Section 2.01(a) and repaid or prepaid may not be reborrowed.

         (b) The Term B Advances. Each Term B Lender severally agrees, on the terms and conditions hereinafter set forth, to make up to four advances to the Borrower on any Business Day during the period from the date hereof until October 23, 1999 (each such advance, a "Term B Advance"), in each case in U.S. dollars and in an amount not to exceed the Unused Term B Commitment of such Term B Lender at such time. Each Term B Borrowing shall be in an aggregate amount of $2,500,000 (or, if less, the aggregate amount of the Senior Notes put by the holders thereof pursuant to the provisions of
Section 3.08 of the Senior Note Indenture) or an integral multiple of $100,000 in excess thereof (or, if less, either the amount of the aggregate Unused Term B Commitments at such time or the aggregate amount of Working Capital Advances outstanding on October 23, 1999 the proceeds of which were used to fund Repurchase Payments). Each Term B Borrowing shall consist of Term B Advances made simultaneously by the Term B Lenders in accordance with their respective Pro Rata Shares of the Term B Facility. Amounts borrowed under this Section 2.01(b) and repaid or prepaid may not be reborrowed. At any time that the aggregate outstanding amount of Working Capital Advances the proceeds of which were used to fund Repurchase Payments equals $5 million, the Borrower shall borrow under the Term B Facility to prepay in full such Working Capital Advances. The Borrower shall also borrow under the Term B Facility on October 23, 1999 to prepay in full the Working Capital Advances outstanding on such date the proceeds of which were used to fund Repurchase Payments.

         (c)  The Working Capital Advances.  Each Working Capital
Lender severally agrees, on the terms and conditions hereinafter set forth, to make advances (each a "Working Capital Advance") in U.S. dollars to the Borrower from time to time on any Business Day during the period from the date hereof until the Termination Date, in each case in an amount not to exceed the Unused Working Capital Commitment of such Working Capital Lender at such time; provided, however, that (i) prior to October 23, 1999, the aggregate amount of Working Capital Advances the proceeds of which were used to fund Repurchase Payments shall not exceed $5 million at any time outstanding and (ii) thereafter, the proceeds of the Working Capital Borrowing shall not be used to fund Repurchase Payments. Each Working Capital Borrowing shall be in an aggregate amount of $1,000,000 or an integral multiple of $100,000 in excess thereof (other than a Borrowing the proceeds of which shall be used solely to repay or prepay in full outstanding Swing Line Advances or outstanding Letter of Credit Advances) or, if less, the amount of the aggregate Unused Working Capital Commitments at such time. Each Working Capital Borrowing shall consist of Working Capital Advances made simultaneously by the Working Capital Lenders in accordance with their respective Pro Rata Shares of the Working Capital Facility. Within the limits of each Working Capital Lender's Unused Working Capital Commitment in effect from time to time, the Borrower may borrow under this Section 2.01(c), prepay pursuant to Section 2.06(a) and reborrow under this Section 2.01(c).

         (d) Letters of Credit. (i) The Issuing Bank agrees, on the terms and conditions hereinafter set forth, to issue letters of credit (the "Letters of Credit") in U.S. dollars for the account of the Borrower from time to time on any Business Day during the period from the date hereof until 30 days before the scheduled Termination Date (i) in an Available Amount for each such Letter of Credit not to exceed at any time the Issuing Bank's unused Letter of Credit Commitment at such time and (ii) in an aggregate Available Amount for all Letters of Credit not to exceed the lesser of (A) the Letter of Credit Facility at such time and (B) the aggregate Unused Working Capital Commitments of the Working Capital Lenders at such time. No Trade Letter of Credit shall have an expiration date later than the earlier of (1) 365 days after the issuance thereof and (5) five days prior to the Termination Date. No Standby Letter of Credit shall have an expiration date (including all rights of the Borrower or the beneficiary of such Standby Letter of Credit to require renewal) later than one year after the date of issuance thereof, but any such Standby Letter of Credit may by its terms be renewable annually on the terms set forth in clause (ii) of this Section 2.01(d). Within the limits of the Letter of Credit Facility, and subject to the limits referred to above, the Borrower may request the issuance of Letters of Credit under this Section 2.01(d)(i), repay any Letter of Credit Advances resulting from drawings thereunder pursuant to Section 2.03(c) and request the issuance of additional Letters of Credit under this
Section 2.01(d)(i).

         (ii) Each Standby Letter of Credit may by its terms be renewable annually upon notice (a "Notice of Renewal") given to the Issuing Bank and the Administrative Agent on or prior to any date for notice of renewal set forth in such Letter of Credit but in any event at least three Business Days prior to the date of the proposed renewal of such Standby Letter of Credit and upon fulfillment of the applicable conditions set forth in Article III unless a Default has occurred and is continuing and the Issuing Bank has notified the Borrower (with a copy to the Administrative Agent) on or prior to the date for notice of termination set forth in such Letter of Credit but in any event at least 30 Business Days prior to the date of automatic renewal of its election not to renew such Standby Letter of Credit (a "Notice of Termination"); provided that the terms of each Standby Letter of Credit that is automatically renewable annually (A) shall require the Issuing Bank to give the beneficiary of such Standby Letter of Credit notice of any Notice of Termination, (B) shall permit such beneficiary, upon receipt of such notice, to draw under such Standby Letter of Credit prior to the date such Standby Letter of Credit otherwise would have been automatically renewed and (C) shall not permit the expiration date (after giving effect to any renewal) of such Standby Letter of Credit in any event to be extended to a date later than five days prior to the scheduled Termination Date. If either a Notice of Renewal is not given by the Borrower or a Notice of Termination is given by the Issuing Bank pursuant to the immediately preceding sentence, such Standby Letter of Credit shall expire on the date on which it otherwise would have been automatically renewed; provided, however, that in the absence of receipt of a Notice of Renewal the Issuing Bank may in its discretion, unless instructed to the contrary by the Administrative Agent or the Borrower deem that a Notice of Renewal had been timely delivered and, in such case, a Notice of Renewal shall be deemed to have been so delivered for all purposes under this Agreement. In addition, unless otherwise agreed by the Issuing Bank, each Standby Letter of Credit shall contain a provision authorizing the Issuing Bank to deliver to the beneficiary of such Letter of Credit, upon the occurrence and during the continuance of an Event of Default, a notice (a "Default Termination Notice") terminating such Letter of Credit and giving such beneficiary 15 days to draw such Letter of Credit.

         (e) The Swing Line Advances. The Borrower may request the Swing Line Bank to make, and the Swing Line Bank shall make, on the terms and conditions hereinafter set forth, Swing Line Advances to the Borrower from time to time on any Business Day during the period from the date hereof until the Termination Date (i) in an aggregate amount not to exceed at any time outstanding $5 million (the "Swing Line Facility") and (ii) in an amount for each such Swing Line Borrowing not to exceed the aggregate of the Unused Working Capital Commitments of the Working Capital Lenders at such time. No Swing Line Advance shall be used for the purpose of funding the payment of principal of any other Swing Line Advance. Each Swing Line Borrowing shall be in an amount of $100,000 or an integral multiple of $50,000 in excess thereof and shall be made as a Base Rate Advance. Within the limits of the Swing Line Facility and within the limits referred to in clause (ii) above, so long as any Swing Line Bank, in its sole discretion, elects to make Swing Line Advances, the Borrower may borrow under this Section 2.01(e), repay pursuant to Section 2.04(e) or prepay pursuant to Section 2.06(a) and reborrow under this Section 2.01(e).

         SECTION 2.2. Making the Advances. (a) Except as otherwise provided in Section 2.02(b) or 2.03 or in respect of any Borrowing requested to be made on the date of the Initial Extension of Credit, in which case notice will be given on the date of the Initial Extension of Credit, each Borrowing shall be made on notice, given not later than 12:00 noon (Charlotte, North Carolina time) on the third Business Day prior to the date of the proposed Borrowing in the case of a Borrowing consisting of Eurodollar Rate Advances, or on the first Business Day prior to the date of the proposed Borrowing in the case of a Borrowing comprised of Base Rate Advances, by the Borrower or the Purchaser, as the case may be, to the Administrative Agent, which shall give prompt notice thereof to each Appropriate Lender by telex or telecopier. Each notice of a Borrowing (a "Notice of Borrowing") shall be by telephone, confirmed immediately in writing, or by telex or telecopier, in substantially the form of Exhibit B-1 hereto, shall be duly executed by a Responsible Officer of the Borrower or the Purchaser, as the case may be, and shall specify therein: (i) the requested date of such Borrowing (which shall be a Business Day); (ii) the Facility under which such Borrowing is requested to be made; (iii) the Type of Advances requested to comprise such Borrowing;
(iv) the requested aggregate amount of such Borrowing; and (v) in the case of a Borrowing comprised of Eurodollar Rate Advances, the requested duration of the initial Interest Period for each such Advance. Each Appropriate Lender shall, before 12:00 Noon (Charlotte, North Carolina time) on the date of such Borrowing, make available for the account of its Applicable Lending Office to the Administrative Agent at the Administrative Agent's Account, in same day funds, such Lender's Pro Rata Share of such Borrowing. After the Administrative Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Administrative Agent will make such funds available to (i) in the case of the Borrower, the Borrower by crediting the Borrower's Account and (ii) in the case of the Purchaser, the Purchaser pursuant to the directions of the Purchaser; provided, however, that, in the case of any Working Capital Borrowing, the Administrative Agent shall first make a portion of such funds equal to the aggregate principal amount of any Swing Line Advances and Letter of Credit Advances made by any Swing Line Bank or the Issuing Bank, as the case may be, and by any Working Capital Lender and outstanding on the date of such Working Capital Borrowing, plus accrued and unpaid interest thereon to and as of such date, available to such Swing Line Bank or the Issuing Bank, as the case may be, and such other Working Capital Lenders for repayment of such Swing Line Advances and Letter of Credit Advances.

         (b) Each Swing Line Borrowing shall be made on notice, given not later than 2:00 P.M. (Charlotte, North Carolina time) on the date of the proposed Swing Line Borrowing, by the Borrower to the Swing Line Bank and the Administrative Agent. Each such notice of a Swing Line Borrowing (a "Notice of Swing Line Borrowing") shall be by telephone, confirmed immediately in writing, or telex or telecopier, specifying therein the requested (i) date of such Borrowing, (ii) amount of such Borrowing and
(iii) maturity of such Borrowing (which maturity shall be no later than the seventh day after the requested date of such Borrowing). The Swing Line Bank will make the amount of the requested Swing Line Advance available to the Administrative Agent at the Administrative Agent's Account, in same day funds. After the Administrative Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article III, the Administrative Agent will make such funds available to the Borrower by crediting the Borrower's Account. Upon written demand by the Swing Line Bank, with a copy of such demand to the Administrative Agent, each other Working Capital Lender shall purchase from the Swing Line Bank, and the Swing Line Bank shall sell and assign to each such other Working Capital Lender, such other Lender's Pro Rata Share of such outstanding Swing Line Advance as of the date of such demand, by making available for the account of its Applicable Lending Office to the Administrative Agent for the account of the Swing Line Bank, by deposit to the Administrative Agent's Account, in same day funds, an amount equal to the portion of the outstanding principal amount of such Swing Line Advance to be purchased by such Lender. The Borrower hereby agrees to each such sale and assignment. Each Working Capital Lender agrees to purchase its Pro Rata Share of an outstanding Swing Line Advance on
(i) the Business Day on which demand therefor is made by the Swing Line Bank, provided that notice of such demand is given not later than 11:00 A.M. (Charlotte, North Carolina time) on such Business Day or (ii) the first Business Day next succeeding such demand if notice of such demand is given after such time. Upon any such assignment by the Swing Line Bank to any other Working Capital Lender of a portion of a Swing Line Advance, the Swing Line Bank represents and warrants to such other Lender that the Swing Line Bank is the legal and beneficial owner of such interest being assigned by it, but makes no other representation or warranty and assumes no responsibility with respect to such Swing Line Advance, the Loan Documents or any Loan Party. If and to the extent that any Working Capital Lender shall not have so made the amount of the Swing Line Advance available to the Administrative Agent, such Working Capital Lender agrees to pay to the Administrative Agent forthwith on demand such amount together with interest thereon, for each day from the date of demand by the Swing Line Bank until the date such amount is paid to the Administrative Agent, at the Federal Funds Rate. If such Lender shall pay to the Administrative Agent such amount for the account of the Swing Line Bank on any Business Day, such amount so paid in respect of principal shall constitute a Swing Line Advance made by such Lender on such Business Day for purposes of this Agreement, and the outstanding principal amount of the Swing Line Advance shall be reduced by such amount on such Business Day.

         (c) Anything in subsection (a) of this Section 2.02 to the contrary notwithstanding, neither the Borrower nor the Purchaser may select Eurodollar Rate Advances (A) for the initial Borrowing hereunder, (B) during the period from the date of this Agreement to such date as shall be specified in its sole discretion by the Administrative Agent (in consultation with the Co-Arrangers) in a written notice to the Borrower and the Lenders or
(C) for any Borrowing if the aggregate amount of such Borrowing is less than $1,000,000 or if the obligation of the Appropriate Lenders to make Eurodollar Rate Advances shall then be suspended pursuant to Section 2.09 or 2.10; provided, however, that in respect of the initial Borrowing hereunder and the period described in clause (B), the Borrower may select Eurodollar Rate Advances so long as the Interest Period in respect of such Advances is 1 week and the Borrower gives notice of such selection by 11:00 A.M. (Charlotte, North Carolina time) on the date notice of such Borrowing is required to be given. In addition, the Advances may not be outstanding as part of more than ten separate Borrowings.

         (d)  Each Notice of Borrowing and Notice of Swing Line
Borrowing shall be irrevocable and binding on the Borrower or the Purchaser, as the case may be. In the case of any Borrowing that the related Notice of Borrowing specifies is to be comprised of Eurodollar Rate Advances, the

Borrower or the Purchaser, as the case may be, shall indemnify each Appropriate Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in such Notice of Borrowing for such Borrowing the applicable conditions set forth in
Article III, and if the Advance to be made by any Appropriate Lender as part of such Borrowing, as a result of such failure, is not made on such date, the Borrower or the Purchaser, as the case may be, will pay to the Administrative Agent for such Appropriate Lender an amount equal to the present value (calculated in accordance with this Section 2.02(d)) of interest for the Interest Period specified in such Notice of Borrowing on the amount of such Advance, at a rate per annum equal to the excess of (i) the Eurodollar Rate that would have been in effect for such Interest Period over (ii) the Eurodollar Rate applicable on the date of determination to a deemed Interest Period ending on the last day of such Interest Period. The present value of such additional interest shall be calculated by discounting the amount of such interest for each day in the Interest Period specified in such Notice of Borrowing from such day to the date of such repayment or termination at an interest rate per annum determined pursuant to the immediately preceding sentence, and by adding all such amounts for all such days during such period. The determination by the Administrative Agent of such amount of interest shall be conclusive and binding, absent manifest error.

         (e) Unless the Administrative Agent shall have received notice from an Appropriate Lender prior to the date of any Borrowing under a Facility under which such Lender has a Commitment that such Lender will not make available to the Administrative Agent such Lender's Pro Rata Share of such Borrowing, the Administrative Agent may assume that such Lender has made the amount of such Pro Rata Share available to the Administrative Agent on the date of such Borrowing in accordance with subsection (a) of this
Section 2.02, and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Lender shall not have so made the amount of such Pro Rata Share available to the Administrative Agent, such Lender and the Borrower severally agree to repay or to pay to the Administrative Agent forthwith on demand such corresponding amount, together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid or paid to the Administrative Agent, at (i) in the case of the Borrower, the interest rate applicable at such time under Section 2.07 to Advances comprising such Borrowing and (ii) in the case of such Lender, the Federal Funds Rate. If such Lender shall pay to the Administrative Agent such corresponding amount, such amount so paid shall constitute such Lender's Advance as part of such Borrowing for all purposes under this Agreement.

         (f) The failure of any Lender to make the Advance to be made by it as part of any Borrowing shall not relieve any other Lender of its obligation, if any, hereunder to make its Advance on the date of such

Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the Advance to be made by such other Lender on the date of any Borrowing.

         SECTION 2.3.  Issuance of and Drawings and Reimbursement
Under Letters of Credit. (a) Request for Issuance. Each Letter of Credit shall be issued upon notice, given not later than 12:00 Noon (Charlotte, North Carolina time) on the third Business Day prior to the date of the proposed issuance of such Letter of Credit (or such later day and time as the Issuing Bank in its sole discretion shall agree), by the Borrower to the Issuing Bank, which shall give to the Administrative Agent and each Working Capital Lender prompt notice thereof by telex or telecopier. Each notice of issuance of a Letter of Credit (a "Notice of Issuance") shall be by telephone, confirmed immediately in writing, or by telex or telecopier, shall be duly executed by a Responsible Officer of the Borrower, and shall specify therein: (i) the requested date of such issuance (which shall be a Business
Day); (ii) the requested Available Amount of such Letter of Credit; (iii) the requested expiration date of such Letter of Credit (which shall comply with the requirements of Section 2.01(d)); (iv) the name and address of the proposed beneficiary of such Letter of Credit; and (v) the proposed form of such Letter of Credit, and shall be accompanied by such application and agreement for letters of credit as the Issuing Bank may specify to the Borrower for use in connection with such requested Letter of Credit (a "Letter of Credit Agreement"). If the requested form of such Letter of Credit is acceptable to the Issuing Bank in its sole discretion, the Issuing Bank will, upon fulfillment of the applicable conditions set forth in
Article III, make such Letter of Credit available to the Borrower at its office referred to in Section 9.02 or as otherwise agreed with the Borrower in connection with the issuance of such Letter of Credit. If and to the extent that the provisions of any Letter of Credit Agreement shall conflict with this Agreement, the provisions of this Agreement shall govern.

         (b) Letter of Credit Reports. The Issuing Bank shall furnish (i) to the Administrative Agent and each Working Capital Lender on the first Business Day of each calendar quarter a written report summarizing issuance and expiration dates of Letters of Credit issued during the immediately preceding calendar quarter and drawings during such calendar quarter under each such Letter of Credit and (ii) the Administrative Agent and each Working Capital Lender on the first Business Day of each calendar quarter a written report setting forth the average daily aggregate Available Amount during the immediately preceding calendar quarter of all Letters of Credit.

         (c)  Drawing and Reimbursement.  (i)  The payment by the
Issuing Bank of a draft drawn under any Letter of Credit shall constitute for all purposes of this Agreement the making by the Issuing Bank of a Letter of Credit Advance, which shall be a Base Rate Advance, in the amount of such draft. Upon demand by the Issuing Bank, with a copy of such demand to the Administrative Agent, each Working Capital Lender shall purchase from the Issuing Bank, and the Issuing Bank shall sell and assign to each such Working Capital Lender, such Lender's Pro Rata Share of such outstanding Letter of Credit Advance as of the date of such purchase, by making available for the account of its Applicable Lending Office to the Administrative Agent for the account of the Issuing Bank, at the Administrative Agent's Account, in same day funds, an amount equal to the portion of the outstanding principal amount of such Letter of Credit Advance to be purchased by such Lender. Promptly after receipt thereof, the Administrative Agent shall transfer such funds to the Issuing Bank. The Borrower hereby agrees to each such sale and assignment. Each Working Capital Lender agrees to purchase its Pro Rata Share of an outstanding Letter of Credit Advance on (A) the Business Day on which demand therefor is made by the Issuing Bank so long as notice of such demand is given not later than 11:00 A.M. (Charlotte, North Carolina time) on such Business Day or (B) the first Business Day next succeeding such demand if notice of such demand is given after such time. Upon any such assignment by the Issuing Bank to any other Working Capital Lender of a portion of a Letter of Credit Advance, the Issuing Bank represents and warrants to such other Lender that the Issuing Bank is the legal and beneficial owner of such interest being assigned by it, free and clear of any Liens, but makes no other representation or warranty and assumes no responsibility with respect to such Letter of Credit Advance, the Loan Documents or any Loan Party. If and to the extent that any Working Capital Lender shall not have so made the amount of such Letter of Credit Advance available to the Administrative Agent, such Working Capital Lender agrees to pay to the Administrative Agent forthwith on demand such amount, together with interest thereon, for each day from the date of demand by the Issuing Bank until the date such amount is paid to the Administrative Agent, at the Federal Funds Rate, for its account or the account of the Issuing Bank, as applicable. If such Working Capital Lender shall pay to the Administrative Agent such amount for the account of the Issuing Bank on any Business Day, such amount so paid in respect of principal shall constitute a Letter of Credit Advance made by such Working Capital Lender on such Business Day for all purposes of this Agreement, and the outstanding principal amount of the Letter of Credit Advance made by the Issuing Bank shall be reduced by such amount on such Business Day.

         (ii) The Obligation of each Working Capital Lender to purchase its Pro Rata Share of each outstanding Letter of Credit Advance upon demand by the Issuing Bank therefor pursuant to clause (i) of this Section 2.03(c) shall be absolute, unconditional and irrevocable, and shall be made strictly in accordance with the terms of clause (i) of this Section 2.03(c) under all circumstances, including, without limitation, the following circumstances:

                 (A) any lack of validity or enforceability of any Loan Document, any Letter of Credit Agreement, any Letter of Credit or any other agreement or instrument relating thereto (collectively, the "L/C Related Documents");

                 (B) the existence of any claim, set-off, defense or other right that such Working Capital Lender may have at any time against any beneficiary or any transferee of a Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Bank, the Borrower or any other Person, whether in connection with the transactions contemplated by the L/C Related Documents or any unrelated transaction;

                 (C) the occurrence and continuance of any Default or Event of Default; or

                 (D) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing.

                 (d) Failure to Make Letter of Credit Advances. The failure of any Working Capital Lender to make the Letter of Credit Advance to be made by it on the date specified in Section 2.03(c) shall not relieve any other Working Capital Lender of its obligation hereunder to make its Letter of Credit Advance on such date, but no Working Capital Lender shall be responsible for the failure of any other Working Capital Lender to make the Letter of Credit Advance to be made by such other Working Capital Lender on such date.

         SECTION 2.4.  Repayment of Advances.  (a)  Term A Advances.
In the event that an aggregate principal amount of Senior Notes equal to or less than $20 million remains outstanding on the first anniversary of the consummation of the Stock Tender Offer, the Borrower shall repay to the Administrative Agent for the ratable account of the Term A Lenders the aggregate principal amount of all Term A Advances outstanding on the following dates in an amount for each such date equal to the respective percentage set forth opposite such date of the aggregate Term A Commitments on the date hereof (which amounts shall be reduced as a result of the application of prepayments in accordance with the order of priority set forth in Section 2.05):

Date                                          Percentage

January 31, 2000                                2.000%
April 30, 2000                                  2.000%
July 31, 2000                                   2.000%
October 31, 2000                                2.000%
January 31, 2001                                2.000%
April 30, 2001                                  2.000%
July 31, 2001                                   5.500%

October 31, 2001                                5.500%
January 31, 2002                                5.500%
April 30, 2002                                  5.500%
July 31, 2002                                   5.500%
October 31, 2002                                5.500%
January 31, 2003                                5.500%
April 30, 2003                                  5.500%
July 31, 2003                                   5.500%
October 31, 2003                                5.500%
January 31, 2004                                5.500%
April 30, 2004                                  5.500%
July 31, 2004                                   5.500%
October 31, 2004                                5.500%
January 31, 2005                                5.500%
April 30, 2005                                  5.500%

provided, however, that if the Subordinated Notes are issued on or prior to January 31, 2000, the principal payment required to be paid on January 31, 2000 shall instead be paid on April 30, 2005; provided further that the final principal repayment installment of the Term A Advances shall be repaid on the Termination Date and in any event shall be in an amount equal to the aggregate principal amount of all Term A Advances outstanding on such date.

         In the event that an aggregate principal amount of Senior
Notes greater than $20 million remains outstanding on the first anniversary of the consummation of the Stock Tender Offer, the Borrower shall repay to the Administrative Agent for the ratable account of the Term A Lenders the aggregate principal amount of all Term A Advances outstanding on the following dates in an amount for each such date equal to the respective amounts set forth opposite such dates of the aggregate Term A Commitments on the date hereof (which amounts shall be reduced as a result of the application of prepayments in accordance with the order of priority set forth in Section 2.05):

Date                                          Percentage

January 31, 2000                                2.0000%
April 30, 2000                                  2.0000%
July 31, 2000                                   3.5000%
October 31, 2000                                3.5000%
January 31, 2001                                3.5000%
April 30, 2001                                  3.5000%
July 31, 2001                                   5.0000%
October 31, 2001                                5.0000%
January 31, 2002                                5.0000%
April 30, 2002                                  5.0000%
July 31, 2002                                   5.5000%

October 31, 2002                                5.5000%
January 31, 2003                                5.5000%
April 30, 2003                                  5.5000%
July 31, 2003                                   5.7500%
October 31, 2003                                5.7500%
January 31, 2004                                5.7500%
April 30, 2004                                  5.7500%
July 31, 2004                                   5.6667%
October 31, 2004                                5.6667%
January 31, 2005                                5.6667%

provided, however, that the final principal repayment installment of the Term A Advances shall be repaid on the Termination Date and in any event shall be in an amount equal to the aggregate amount of all Term A Advances outstanding on such date.

         (b) Term B Advances. In the event that an aggregate principal amount of Senior Notes equal to or less than $20 million remains outstanding on the first anniversary of the consummation of the Stock Tender Offer, the Borrower shall repay to the Administrative Agent for the ratable account of the Term B Lenders the aggregate principal amount of all Term B Advances outstanding on the following dates in an amount for each such date equal to the respective percentage set forth opposite such date of the aggregate Term B Commitments on the date hereof (which amounts shall be reduced as a result of the application of prepayments in accordance with the order of priority set forth in Section 2.05):

Date                                          Percentage

January 31, 2000                                0.2500%
April 30, 2000                                  0.2500%
July 31, 2000                                   0.2500%
October 31, 2000                                0.2500%
January 31, 2001                                0.2500%
April 30, 2001                                  0.2500%
July 31, 2001                                   0.2500%
October 31, 2001                                0.2500%
January 31, 2002                                0.2500%
April 30, 2002                                  0.2500%
July 31, 2002                                   0.2500%
October 31, 2002                                0.2500%
January 31, 2003                                0.2500%
April 30, 2003                                  0.2500%
July 31, 2003                                   0.2500%
October 31, 2003                                0.2500%
January 31, 2004                                0.2500%
April 30, 2004                                  0.2500%

July 31, 2004                                   0.2500%
October 31, 2004                                0.2500%
January 31, 2005                                0.2500%
April 30, 2005                                  0.2500%
July 31, 2005                                   0.2500%
October 31, 2005                                0.2500%
January 31, 2006                                0.2500%
April 30, 2006                                 46.5000%
April 30, 2007                                 47.2500%

provided, however, that if the Subordinated Notes are issued on or prior to January 31, 2000, the principal payment required to be paid on January 31, 2000 shall instead be paid on April 30, 2007; provided further that the final principal repayment installment of the Term B Advances shall be repaid on the Term B Termination Date and in any event shall be in an amount equal to the aggregate principal amount of all Term B Advances outstanding on such date.

         In the event that an aggregate principal amount of Senior
Notes greater than $20 million remains outstanding on the first anniversary of the consummation of the Stock Tender Offer, the Borrower shall repay to the Administrative Agent for the ratable account of the Term B Lenders the aggregate principal amount of all Term B Advances outstanding on the following dates in the respective percentage set forth opposite such date of the aggregate Term B Commitments on the date hereof (which amounts shall be reduced as a result of the application of prepayments in accordance with the order of priority set forth in Section 2.05):

Date                                           Percentage

January 31, 2000                                0.2500%
April 30, 2000                                  0.2500%
July 31, 2000                                   0.2500%
October 31, 2000                                0.2500%
January 31, 2001                                0.2500%
April 30, 2001                                  0.2500%
July 31, 2001                                   0.2500%
October 31, 2001                                0.2500%
January 31, 2002                                0.2500%
April 30, 2002                                  0.2500%
July 31, 2002                                   0.2500%
October 31, 2002                                0.2500%
January 31, 2003                                0.2500%
April 30, 2003                                  0.2500%
July 31, 2003                                   0.2500%
October 31, 2003                                0.2500%
January 31, 2004                                0.2500%

April 30, 2004                                  0.2500%
July 31, 2004                                   0.2500%
October 31, 2004                                0.2500%
January 31, 2005                                95.000%

provided, however, that the final principal repayment installment of the Term B Advances shall be repaid on the Term B Termination Date and in any event shall be in an amount equal to the aggregate principal amount of all Term B Advances outstanding on such date.

         (c) Working Capital Advances. The Borrower shall repay to the Administrative Agent for the ratable account of the Working Capital Lenders on the Termination Date the aggregate principal amount of all Working Capital Advances outstanding on such date.

         (d) Letter of Credit Advances. (i) The Borrower shall repay to the Administrative Agent for the account of the Issuing Bank and each Working Capital Lender that has made a Letter of Credit Advance the principal amount of each Letter of Credit Advance made by it and outstanding on the earlier of (A) three Business Days' following the date of demand therefor and (B) the Termination Date.

         (ii) The Obligations of the Borrower under this Agreement, any Letter of Credit Agreement and any other agreement or instrument relating to any Letter of Credit shall be absolute, unconditional and irrevocable, and shall be paid strictly in accordance with the terms of this Agreement, such Letter of Credit Agreement or such other agreement or instrument under all circumstances, including, without limitation, the following circumstances (it being understood that any such payment by the Borrower is without prejudice to, and does not constitute a waiver of, any rights the Borrower might have or might acquire as a result of the payment by the Issuing Bank of any draft drawn or the reimbursement by the Borrower thereof):

                 (A) any lack of validity or enforceability of any L/C Related Document;

                 (B) any change in the time, manner or place of payment of, or in any other term of, all or any of the Obligations of the Borrower in respect of any L/C Related Document or any other amendment or waiver of or any consent to departure from all or any of the L/C Related Documents;

                 (C) the existence of any claim, set-off, defense or other right that the Borrower may have at any time against any beneficiary or any transferee of a Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Bank or any other Person, whether in connection with the transactions contemplated by the L/C Related Documents or any unrelated transaction;

                 (D) any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                 (E) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or certificate that does not strictly comply with the terms of such Letter of Credit;

                 (F) any exchange, release or nonperfection of any Collateral or other collateral, or any release or amendment or waiver of or consent to departure from the Subsidiary Guaranty or any other guarantee, for all or any of the Obligations of the Borrower in respect of the L/C Related Documents; or

                 (G) any other circumstance or happening whatsoever, whether or not similar to any of the foregoing, including, without limitation, any other circumstance that might otherwise constitute a defense available to, or a discharge of, the Borrower or a guarantor;

except, in each case, to the extent resulting from the gross negligence or willful misconduct of the Issuing Bank.

         (e) Swing Line Advances. The Borrower shall repay to the Administrative Agent for the account of the Swing Line Bank and each other Working Capital Lender that has made a Swing Line Advance the outstanding principal amount of each Swing Line Advance made by each of them on the earlier of the maturity date specified in the applicable Notice of Swing Line Borrowing (which maturity shall be no later than the seventh day after the requested date of such Borrowing) and the Termination Date.

         SECTION 2.5.  Termination or Reduction of the Commitments.
(a) Optional. The Borrower may, upon at least three Business Days' notice to the Administrative Agent, terminate in whole or reduce in part the unused portions of the Term A Commitments, the Unused Term B Commitments, the Letter of Credit Facility or the Unused Working Capital Commitments; provided, however, that each partial reduction of a Facility shall be in an aggregate amount of $1,000,000 or an integral multiple of $500,000 in excess thereof or, if less, the aggregate amount of such Facility. Each reduction of the unused portion of the Commitments under either Term Facility pursuant to this subsection (a) shall be applied to the principal repayment installments of such Term Facility on a pro rata basis.

         (b) Mandatory. (i) The Term A Facility shall be automatically and permanently reduced on the date of each Borrowing under the Term A Facility (after giving effect to such Borrowing), and from time to time thereafter upon each repayment or prepayment of the outstanding Advances outstanding under such Term A Facility, by an amount equal to the amount by which (A) the Term A Facility immediately prior to such reduction exceeds (B) the aggregate principal amount of all Advances under the Term A Facility outstanding at such time.

         (ii) The Term B Facility shall be automatically and permanently reduced on the date of each Borrowing under the Term B Facility (after giving effect to such Borrowing), and from time to time thereafter upon each repayment or prepayment of the outstanding Advances outstanding under such Term B Facility, by an amount equal to the amount by which (A) the Term B Facility immediately prior to such reduction exceeds (B) the aggregate principal amount of all Advances under the Term B Facility outstanding at such time.

         (iii) The Working Capital Facility shall be automatically and permanently reduced on each date on which the prepayment of Working Capital Advances outstanding thereunder is required to be made pursuant to
Section 2.06(b)(i) or 2.06(b)(ii) by an amount equal to the applicable Reduction Amount.

         (iv) The Letter of Credit Facility shall be automatically and permanently reduced on the date of each reduction in the Working Capital Facility by an amount equal to the amount, if any, by which (A) the Letter of Credit Facility on such date exceeds (B) the Working Capital Facility on such date, after giving effect to such reduction of the Working Capital Facility.

         (v) The Swing Line Facility shall be permanently reduced from time to time on the date of each reduction in the Working Capital Facility by the amount, if any, by which the amount of the Swing Line Facility exceeds the Working Capital Facility after giving effect to such reduction of the Working Capital Facility.

         (vi) The Unused Term A Commitments shall be automatically and permanently reduced to $0 on the date of the consummation of the Merger.

         (vii) The Unused Term B Commitments shall be automatically and permanently reduced to $0 on the earlier of (i) the six-month anniversary of the date of the Initial Extension of Credit and (ii) the date on which JWC or any of its Affiliates sells or otherwise transfers all or any portion of the Holdings Debt to a Person other than JWC or any of its Affiliates.

         (viii) Upon the issuance of the Subordinated Notes and after giving effect to any Term B Borrowing on the date of such issuance, the

Unused Term B Commitments shall be automatically and permanently reduced to $0.

         (c) Application of Commitment Reductions. Upon each reduction of a Facility pursuant to this Section 2.05, the Commitment of each Appropriate Lender under such Facility shall be reduced by such Lender's Pro Rata Share of the amount by which such Facility is reduced.

         SECTION 2.6. Prepayments. (a) Optional. The Borrower may, upon notice received not later than 12:00 Noon (Charlotte, North Carolina time) on (x) the date of such prepayment in the case of Base Rate Advances and (y) on the third Business Day prior to the date of such prepayment in the case of Eurodollar Rate Advances, in each case to the Administrative Agent received not later than 12:00 noon (Charlotte, North Carolina time) stating the proposed date and aggregate principal amount of the prepayment, and if such notice is given the Borrower shall, prepay the aggregate principal amount of the Advances comprising part of the same Borrowing and outstanding on such date, in whole or ratably in part, together with accrued interest to the date of such prepayment on the aggregate principal amount prepaid; provided, however, that (i) each partial prepayment shall be in an aggregate principal amount of $500,000 or an integral multiple of $500,000 in excess thereof and (ii) if any such prepayment of a Eurodollar Rate Advance is made on a date other than the last day of an Interest Period therefor, the Borrower shall also pay any amounts owing in respect of such Eurodollar Rate Advance pursuant to Section 9.04(c). Each prepayment of the outstanding Advances under the Term Facilities pursuant to this subsection
(a) shall be applied ratably to each of the Term Facilities and to the principal installments thereof, first, in order of maturity to the principal installments that are due within the 12 months following the date of such prepayment, and second, ratably to the remaining installments thereof.

         (b) Mandatory. (i) The Borrower shall, on the earlier of (A) the third Business Day following each date on which the Borrower delivers to the Lender Parties the audited Consolidated financial statements of the Borrower and its Subsidiaries pursuant to Section 5.03(d) and (B) 96 days after the end of each Fiscal Year, commencing with the Fiscal Year ending December 31, 2000, prepay an aggregate principal amount of the Advances comprising part of the same Borrowings equal to (x) at any time that the Leverage Ratio is 3.25:1 or less, 50% and (y) at any other time, 75% of the amount of Excess Cash Flow in excess of $1,000,000 for such Fiscal Year. The Borrower shall also, on June 30th of each Fiscal Year prepay an aggregate principal amount of the Advances comprising part of the same Borrowings equal to (x) at any time that the Leverage Ratio is 3.25:1 or less, 50% and (y) at any other time, 75% of the amount of any Capital Expenditures deducted in the calculation of Excess Cash Flow for the preceding Fiscal Year and not actually made on or prior to June 30 of such Fiscal Year. Each prepayment of Advances pursuant to this clause (i) shall be applied, ratably to each Term

Facility and to the principal repayment installments thereof, first, in order of maturity to the principal installments that are due within the 12 months following the date of such prepayment, and second, ratably to the remaining installments thereof. Upon payment in full of the Term Facilities, each prepayment of Advances pursuant to this clause (i) shall be applied to the Working Capital Facility in the manner set forth in clause (v) of this
Section 2.06(b).

         (ii) The Borrower shall, on the date of receipt of the Net Cash Proceeds by Holdings or any of its Subsidiaries from (A) the sale, transfer or other disposition of any property or assets of Holdings or any of its Subsidiaries (other than any property or assets expressly permitted to be sold, leased, transferred or otherwise disposed of pursuant to clause (i),
(ii), (iii), (v) or (vii) of Section 5.02(d)), (B) the incurrence or issuance by Holdings or any of its Subsidiaries of any Debt (other than (x) the Excluded Portion of the Net Cash Proceeds from the issuance of the Subordinated Notes and (y) any other Debt expressly permitted to be incurred or issued pursuant to Section 5.02(b) (other than the Subordinated Notes)),
(C) the issuance or sale by Holdings or any of its Subsidiaries of any Equity Interests therein (other than to the Permitted Investors or to the management of Holdings or any of its Subsidiaries and (D) any Extraordinary Receipt received by or paid to or for the account of Holdings or any of its Subsidiaries and not otherwise included in clause (A), (B) or (C) above, prepay an aggregate principal amount of the Advances comprising part of the same Borrowings equal to 100% of the amount of such Net Cash Proceeds. Each prepayment of Advances pursuant to this clause (ii) shall be applied, first, pro rata to each of the Term Facilities and to the principal repayment installments thereof on a pro rata basis and, thereafter, to the Working Capital Facility in the manner set forth in clause (vi) of this Section 2.06(b). For purposes of the pro rata application of the Net Cash Proceeds from the issuance of the Subordinated Notes to the prepayment of the Term Facilities, each of the Term A Facility and Term B Facility shall be deemed to be fully drawn. The Borrower agrees that, to the extent necessary to make such pro rata application, the Borrower shall make a Term B Borrowing and use the proceeds of such Term B Borrowing to repay the Term A Advances.
"Excluded Portion" of the Net Cash Proceeds from the issuance of the Subordinated Notes means (x) during the period from the date hereof through the first anniversary of the date hereof any such Net Cash Proceeds in excess of the Minimum Prepayment Amount but less than or equal to $100 million and
(y) thereafter, none of such Net Cash Proceeds.

         (iii) The Borrower shall, on each Business Day, prepay an aggregate principal amount of the Working Capital Advances comprising part of the same Borrowings, the Swing Line Advances and the Letter of Credit Advances equal to the amount by which (A) the sum of (1) the aggregate principal amount of all Working Capital Advances, Swing Line Advances and Letter of Credit Advances outstanding on such Business Day and (2) the aggregate Available Amount of all Letters of Credit outstanding on such Business Day exceeds (B) the Working Capital Facility on such Business Day (after giving effect to any permanent reduction thereof pursuant to Section
2.05 on such Business Day) on such Business Day.

         (iv) The Borrower shall, on each Business Day, pay to the Administrative Agent for deposit into the L/C Cash Collateral Account an amount sufficient to cause the aggregate amount on deposit in the L/C Cash Collateral Account on such Business Day to equal the amount by which (A) the aggregate Available Amount of all Letters of Credit outstanding on such Business Day exceeds (B) the Letter of Credit Facility on such Business Day (after giving effect to any permanent reduction thereof pursuant to Section
2.05 on such Business Day).

         (v) Prepayments of the Working Capital Facility made pursuant to clause (i), (ii) or (iii) of this Section 2.06(b), first, shall be applied to prepay Letter of Credit Advances outstanding at such time until all such Letter of Credit Advances are paid in full, second, shall be applied to prepay Swing Line Advances outstanding at such time until all such Swing Line Advances are paid in full, third, shall be applied to prepay Working Capital Advances comprising part of the same Borrowings and outstanding at such time until all such Working Capital Advances are paid in full and, fourth, shall be deposited into the L/C Cash Collateral Account to cash collateralize 100% of the Available Amount of all Letters of Credit outstanding at such time; and, in the case of prepayments of the Working Capital Facility required pursuant to clause (i) or (ii) of Section 2.06(b), the amount remaining, if any, after the prepayment in full of all such Advances outstanding at such time and the 100% cash collateralization of the aggregate Available Amount of all Letters of Credit outstanding at such time (the sum of such prepayment amounts, cash collateralization amounts and remaining amount being, collectively, the "Reduction Amount") may be retained by the Borrower and the Working Capital Facility shall be automatically and permanently reduced as set forth in Section 2.05(b)(iii). Upon the drawing of any Letter of Credit for which funds are on deposit in the L/C Cash Collateral Account, such funds shall be applied to reimburse the Issuing Bank or the Working Capital Lenders, as applicable.

         (c) Prepayments to Include Accrued Interest, Etc. All prepayments under this Section 2.06 shall be made together with (i) accrued and unpaid interest to the date of such prepayment on the principal amount so prepaid and (ii) in the case of any such prepayment of a Eurodollar Rate Advance on a date other than the last day of an Interest Period therefor, any amounts owing in respect of such Eurodollar Rate Advance pursuant to Section 9.04(c).

         (d) Term B Opt-Out. The Company, at its option, may, at any time that there are Term A Advances outstanding, allow any Term B Lender, at its option, to elect not to accept any prepayment of the Term B Facility. Upon receipt by the Administrative Agent of any such prepayment, the amount of the prepayment that is available to prepay the Term B Advances shall be deposited in the Cash Collateral Account (the "Prepayment Amount"), pending application of such amount on the Prepayment Date as set forth below and promptly after such receipt (the date of such receipt being the "Receipt Date"), the Administrative Agent shall give written notice to the Term B Lenders of the amount available to prepay the Term B Advances and the date on which such prepayment shall be made (the "Prepayment Date"), which date shall be 10 days after the Receipt Date. Any Lender declining such prepayment (a "Declining Lender") shall given written notice to the Administrative Agent by 11:00 A.M. (Charlotte, North Carolina time) on the Business Day immediately preceding the Prepayment Date. On the Prepayment Date, an amount equal to that portion of the Prepayment Amount accepted by the Term B Lenders other than the Declining Lenders (such Lenders being the "Accepting Lenders") to prepay Term B Advances owing to such Accepting Lenders shall be withdrawn from the Cash Collateral Account and applied to prepay Term Advances owing to such Accepting Lenders on a pro rata basis. Any amounts that would otherwise have been applied to prepay Advances under the Term B Facility owing to Declining Lenders shall instead be applied (i) where the prepayment is made under Section 2.06(a), (A) to the Borrower in such amount as the Borrower elects by notice to the Administrative Agent and (B) to the extent of any balance after payment to the Borrower pursuant to clause (A), ratably to prepay the remaining Term A Advances as provided in Section 2.06(a) and (ii) where the prepayment is made under Section 2.06(b), (A) to the Borrower in an amount equal to 50% of the principal amount of such prepayment and (B) ratably to prepay the remaining Term A Advances as provided in Section 2.06(b) in an amount equal to 50% of the principal amount of such prepayment; provided further that on prepayment in full of the Term A Advances, the remainder of any Prepayment Amount to be applied pursuant to clause (i)(B) or
(ii)(B) shall be applied ratably to prepay Term B Advances owing to Declining Lenders.

         SECTION 2.7.  Interest.  (a)  Scheduled Interest.  The
Purchaser and the Borrower, as applicable, shall pay interest on the unpaid principal amount of each Advance owing to each Lender Party from the date of such Advance until such principal amount shall be paid in full, at the following rates per annum:

                 (i) Base Rate Advances. During such periods as such Advance is a Base Rate Advance, a rate per annum equal at all times to the sum of (A) the Base Rate in effect from time to time and
         (B) the Applicable Margin for such Advance in effect from time to time, payable in arrears quarterly on the last Business Day of each March, June, September and December during such periods, commencing June 30, 1999, and on the date such Base Rate Advance shall be Converted or paid in full.

                 (ii) Eurodollar Rate Advances. During such periods as such Advance is a Eurodollar Rate Advance, a rate per annum equal at all times during each Interest Period for such Advance to the sum of
         (A) the Eurodollar Rate for such Advance for such Interest Period and
         (B) the Applicable Margin for such Advance in effect on the first day of such Interest Period, payable in arrears on the last day of such Interest Period and, if such Interest Period has a duration of more than three months, on each day that occurs during such Interest Period every three months from the first day of such Interest Period and on the date such Eurodollar Rate Advance shall be Converted or paid in full.

         (b) Default Interest. Upon the occurrence and during the continuance of a Default under Section 6.01(a) or 6.01(f), the Purchaser and the Borrower shall pay interest on (i) the unpaid principal amount of each Advance owing to each Lender Party, payable in arrears on the dates referred to in clause (i) or (ii) of Section 2.07(a), as applicable, and on demand, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid on such Advance pursuant to clause (i) or (ii) of Section 2.07(a), as applicable, and (ii) to the fullest extent permitted by applicable law, the amount of any interest, fee or other amount payable under this Agreement or any other Loan Document to any Agent or any Lender Party that is not paid when due, from the date such amount shall be due until such amount shall be paid in full, payable in arrears on the date such amount shall be paid in full and on demand, at a rate per annum equal at all times to 2% per annum above the rate per annum required to be paid, in the case of interest, on the Type of Advance on which such interest has accrued pursuant to clause (i) or (ii) of Section 2.07(a), as applicable, and, in all other cases, on Base Rate Advances pursuant to clause (i) of Section 2.07(a).

         (c) Notice of Interest Rate. Promptly after receipt of a Notice of Borrowing pursuant to Section 2.02(a), the Administrative Agent shall give notice to the Purchaser and the Borrower and each Appropriate Lender of the applicable interest rate determined by the Administrative Agent for purposes of clause (i) or (ii) of Section 2.07(a), as applicable.

         SECTION 2.8.  Fees.  (a)  Commitment Fees.  (i)  The
Borrower shall pay to the Administrative Agent for the account of the Lenders a commitment fee (the "Working Capital/Term A Commitment Fee"), from the date hereof in the case of each Initial Lender and from the effective date specified in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until, in each case, the Termination Date, payable in arrears quarterly on the last Business Day of each March, June, September and December, commencing June 30, 1999, and on the Termination Date, at the Commitment Fee Percentage on the sum of the average daily Unused Working Capital Commitment of each Working Capital Lender plus the Pro Rata Share of each Working Capital Lender of the average daily outstanding Swing Line Advances during such quarter plus the average daily Unused Term A Commitments of each Term A Lender; provided, however, that notwithstanding the foregoing, the Swing Line Bank shall receive the Working Capital/Term A Commitment Fee on an amount equal to the excess of (x) the amount determined pursuant to the foregoing calculation over (y) the average daily outstanding Swing Line Advances during such quarter; provided, further that no Working Capital/Term A Commitment Fee shall accrue on any of the Working Capital Commitments of a Defaulting Lender so long as such Lender shall be a Defaulting Lender.

         (ii) The Borrower shall pay to the Administrative Agent for the account of the Lenders a commitment fee (the "Term B Commitment Fee") from the date hereof in the case of each Initial Lender and from the effective date specified in the Assignment and Acceptance pursuant to which it became a Lender in the case of each other Lender until, in each case, the termination of the Unused Term B Commitments, payable in arrears on the last Business Day of each March, June, September and December, commencing June 30, 1999, and on the date of termination of the Unused Term B Commitments, at the rate of 2.75% per annum of the average daily Unused Term B Commitments of each Term B Lender; provided, however, that no Term B Commitment Fee shall accrue on any of the Term B Commitments of a Defaulting Lender so long as such lender shall be a Defaulting Lender.

         (b) Letter of Credit Fees, Etc. (i) The Borrower shall pay to the Administrative Agent for the account of each Working Capital Lender a commission, payable in arrears quarterly on the last Business Day of each March, June, September and December, commencing June 30, 1999, on such Working Capital Lender's Pro Rata Share of the average daily aggregate Available Amount during such quarter of (A) all Standby Letters of Credit outstanding from time to time at a rate equal to the Applicable Margin at such time for Eurodollar Rate Advances under the Working Capital Facility and
(B) all Trade Letters of Credit outstanding at such time at a rate equal to
0.50 % per annum.

         (ii) The Borrower shall pay to the Issuing Bank, for its own account, (A) a fronting fee, payable in arrears quarterly on the last Business Day of each March, June, September and December and on the Termination Date, commencing June 30, 1999 on the average daily aggregate Available Amount during such quarter, from the date hereof until the Termination Date, at the rate of 0.25% per annum, and (B) such other commissions, fronting fees, transfer fees and other fees and charges in connection with the issuance or administration of each Letter of Credit as the Borrower and the Issuing Bank shall agree.

         (c)  Agents' Fees.  The Borrower shall pay to the
Administrative Agent for the account of the Agents such fees as may from time to time be agreed between the Borrower and each such Agent.

         SECTION 2.9.  Conversion of Advances.  (a)  Optional.  The
Borrower or the Purchaser, as applicable, may on any Business Day, upon notice given to the Administrative Agent not later than 12:00 Noon (Charlotte, North Carolina time) on the third Business Day prior to the date of the proposed Conversion in the case of a Conversion of Base Rate Advances into Eurodollar Rate Advances or of Eurodollar Rate Advances of one Interest Period into Eurodollar Rate Advances of another Interest Period, or 12:00 Noon (Charlotte, North Carolina time) on the Business Day immediately preceding the date of the proposed Conversion in the case of a Conversion of Eurodollar Rate Advances into Base Rate Advances, and subject to the provisions of Sections 2.07 and 2.10, Convert all or any portion of the Advances of one Type comprising the same Borrowing into Advances of the other Type; provided, however, that:

                 (i) any Conversion of Eurodollar Rate Advances into Base Rate Advances shall be made only on the last day of an Interest Period for such Eurodollar Rate Advances;

                 (ii) any Conversion of Base Rate Advances into
         Eurodollar Rate Advances shall not, if so requested by the Required Lenders, be made if an Event of Default shall have occurred and be continuing and shall be in an amount not less than the minimum amount specified in Section 2.02(c);

                 (iii) no Conversion of any Advances shall result in more separate Borrowings than permitted under Section 2.02(c); and

                 (iv) each Conversion of Advances comprising part of the same Borrowing under any Facility shall be made among the Appropriate Lenders in accordance with their respective Pro Rata Shares of such Borrowing.

Each notice of a Conversion (a "Notice of Conversion") shall be delivered by telephone, confirmed immediately in writing, or by telex or telecopier, in substantially the form of Exhibit B-2 hereto, shall be duly executed by a Responsible Officer of the Purchaser or the Borrower, as applicable, and shall, within the restrictions set forth in the immediately preceding sentence, specify therein:

                 (A) the requested date of such Conversion (which shall be a Business Day);

                 (B)  the Advances requested to be Converted; and

                 (C) if such Conversion is into Eurodollar Rate Advances, the requested duration of the Interest Period for such Eurodollar Rate Advances.

The Administrative Agent shall give each of the Appropriate Lenders prompt notice of each Notice of Conversion received by it, by telex or telecopier. Each Notice of Conversion shall be irrevocable and binding on the Borrower or the Purchaser, as applicable.

         (b) Mandatory. (i) If the Purchaser or the Borrower, as the case may be, shall fail to select the duration of any Interest Period for any Eurodollar Rate Advances in accordance with the provisions contained in the definition of "Interest Period" set forth in Section 1.01, the Administrative Agent will forthwith so notify, the Purchaser or the Borrower, as the case may be, and the Appropriate Lenders, whereupon each such Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance.

         (ii) Upon the occurrence and during the continuance of any Event of Default, if so requested by the Required Lenders, (A) each Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance and
(B) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended.

         SECTION 2.10.  Increased Costs, Etc.  (a)  If, due to either
(i) the introduction after the date hereof of or any change after the date hereof in or in the interpretation of any Requirement of Law or (ii) the compliance with any guideline or request imposed or made after the date hereof from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the cost to any of the Lender Parties of agreeing to make or making, funding or maintaining any Advances of any Type, or of agreeing to issue or of issuing or maintaining Letters of Credit or of agreeing to make or of making or maintaining Letter of Credit Advances (excluding, for purposes of this Section 2.10, any such increased costs resulting from (A) Taxes or Other Taxes (as to which Section 2.12 shall govern), and (B) changes in the rate or basis of taxation of overall net income (and franchise taxes imposed in lieu thereof) or overall gross income by the United States of America or the foreign jurisdiction or state under the laws of which such Lender Party is organized or has its Applicable Lending Offices or any political subdivision thereof), then the Borrower hereby agrees to pay, from time to time upon demand by such Lender Party (with a copy of such demand to the Administrative Agent), to the Administrative Agent for the account of such Lender Party additional amounts sufficient to compensate or to reimburse such Lender Party for all such increased costs; provided, however, that the Borrower shall not be responsible for costs under this Section 2.10(a) arising more than 90 days prior to receipt by the Borrower of the certificate from the affected Lender pursuant to this Section 2.10(a) with respect to such costs; provided further that a Lender Party claiming additional amounts under this Section 2.10(a) agrees to use reasonable efforts consistent with its internal policy and legal and regulatory restrictions) to designate a different Applicable Lending Office if the making of such a designation would avoid the need for, or reduce the amount of, such increased cost that may thereafter accrue and would not, in the reasonable judgment of such Lender Party, be otherwise disadvantageous to such Lender Party. A certificate of the Lender Party as to the amount of such increased cost (together with a schedule setting forth in reasonable detail the calculation thereof), submitted to the Borrower by such Lender Party, shall be conclusive and binding for all purposes, absent manifest error. In determining such amount, such Lender Party may use reasonable averaging and attribution methods.

         (b) If, due to either (i) the introduction after the date hereof of or any change after the date hereof in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request imposed or made after the date hereof from any central bank or other Governmental Authority (whether or not having the force of law), there shall be any increase in the amount of capital required or expected to be maintained by any Lender Party or corporation controlling such Lender Party as a result of or based upon the existence of such Lender Party's commitment to lend or to issue Letters of Credit hereunder and other commitments of such type or the issuance or maintenance of the Letters of Credit (or similar contingent obligations), then, upon demand by such Lender Party (with a copy of such demand to the Administrative Agent), the Borrower shall pay to the Administrative Agent for the account of such Lender Party, from time to time as specified by such Lender Party, additional amounts sufficient to compensate such Lender Party in light of such circumstances, to the extent that such Lender Party reasonably determines such increase in capital to be allocable to the existence of such Lender Party's commitment to lend or to issue Letters of Credit hereunder or to the issuance or maintenance of any Letters of Credit; provided, however, that the Borrower shall not be responsible for costs under this Section 2.10(b) arising more than 90 days prior to receipt by the Borrower of the certificate from the affected Lender pursuant to this Section 2.10(b) with respect to such costs. A certificate as to such amounts (together with a schedule setting forth in reasonable detail the calculation thereof) submitted to the Borrower by such Lender Party shall be conclusive and binding for all purposes, absent manifest error. In determining such amount, such Lender party may use any reasonable averaging and attribution methods.

         (c) If, with respect to any Eurodollar Rate Advances the Required Lenders at any time notify the Administrative Agent that the Eurodollar Rate for any Interest Period for such Advances will not adequately reflect the cost to such Lenders of making, participating in or renewing, or funding or maintaining, their Eurodollar Rate Advances for such Interest Period, the Administrative Agent shall forthwith so notify the Borrower and the Lenders, whereupon (i) each such Eurodollar Rate Advance will automatically, on the last day of the then existing Interest Period therefor,

Convert into a Base Rate Advance and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended until the Administrative Agent shall notify the Borrower (promptly following notice from the Lenders) that such Lenders have determined that the circumstances causing such suspension no longer exist.

         (d) Notwithstanding any other provision of this Agreement, if the introduction after the date hereof of or any change after the date hereof in or in the interpretation of any law or regulation shall make it unlawful, or any central bank or other Governmental Authority shall assert that it is unlawful, for any Lender or its Eurodollar Lending Office to perform its obligations hereunder to make Eurodollar Rate Advances or to continue to fund or maintain Eurodollar Rate Advances hereunder, then, upon notice thereof and demand therefor by such Lender to the Borrower through the Administrative Agent, (i) each Eurodollar Rate Advance of such Lender will automatically, on the last day of the then existing Interest Period therefor, if permitted by applicable law, or otherwise upon demand Convert into a Base Rate Advance and (ii) the obligation of the Lenders to make, or to Convert Advances into, Eurodollar Rate Advances shall be suspended until the Administrative Agent shall notify the Borrower that such Lender has determined that the circumstances causing such suspension no longer exist; provided, however, that before making any such demand, such Lender agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Eurodollar Lending Office if the making of such a designation would allow such Lender or its Eurodollar Lending Office to continue to perform its obligations to make Eurodollar Rate Advances or to continue to fund or maintain Eurodollar Rate Advances and would not, in the judgment of such Lender, be otherwise disadvantageous to such Lender.

         SECTION 2.11. Payments and Computations. (a) Each of the Purchaser and the Borrower shall make each payment hereunder and under the Notes, irrespective of any right of counterclaim or set-off (except as otherwise provided in Section 2.15), not later than 12:00 Noon (Charlotte, North Carolina time) on the day when due (or, in the case of payments made by Holdings pursuant to Section 8.01, on the date of demand therefor) in U.S. dollars to the Administrative Agent at the Administrative Agent's Account in same day funds, with payments received by the Administrative Agent after such time being deemed to have been received on the next succeeding Business Day. The Administrative Agent will promptly thereafter cause like funds to be distributed (i) if such payment by the Purchaser or the Borrower, as the case may be, is in respect of principal, interest, commitment fees or any other Obligation then payable hereunder and under the Notes to more than one Lender Party, to such Lender Parties for the accounts of their respective Applicable Lending Offices in accordance with their respective Pro Rata Shares of the amounts of such respective Obligations payable to such Lender Parties at such time and (ii) if such payment by the Purchaser or the Borrower, as the case may be, is in respect of any Obligation then payable hereunder solely to one Lender Party, to such Lender Party for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. Upon its acceptance of an Assignment and Acceptance and recording of the information contained therein in the Register pursuant to
Section 9.07(d), from and after the effective date of such Assignment and Acceptance, the Administrative Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Lender Party assignee thereunder, and the parties to such Assignment and Acceptance shall make all appropriate adjustments in such payments for periods prior to such effective date directly between themselves.

         (b) Each of the Purchaser and the Borrower hereby authorizes each Lender Party, if and to the extent payment owed to such Lender Party is not made when due hereunder or, in the case of a Lender, under the Note held by such Lender, to charge from time to time against any or all of the Purchaser's or the Borrower's, as the case may be, accounts with such Lender Party any amount so due. Each of the Lender Parties hereby agrees to notify the Borrower promptly after any such set-off and application shall be made by such Lender Party; provided, however, that the failure to give such notice shall not affect the validity of such charge.

         (c) All computations of interest based on clause (a) of the definition of "Base Rate" set forth in Section 1.01 shall be made by the Administrative Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Federal Funds Rate or the Eurodollar Rate and all computations of commitment fees and Letter of Credit commissions shall be made by the Administrative Agent on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest, fees or commissions are payable. Each determination by the Administrative Agent of an interest rate, fee or commission hereunder shall be conclusive and binding for all purposes, absent manifest error.

         (d) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or commitment fees, as the case may be; provided, however, that, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next succeeding calendar month, such payment shall be made on the immediately preceding Business Day.

         (e) Unless the Administrative Agent shall have received notice from the Purchaser or the Borrower, as the case may be, prior to the date on which any payment is due to any Lender Party hereunder that the Purchaser or the Borrower, as the case may be, will not make such payment in full, the Administrative Agent may assume that the Purchaser or the Borrower, as the case may be, has made such payment in full to the Administrative Agent on such date and the Administrative Agent may, in reliance upon such assumption, cause to be distributed to each such Lender Party on such due date an amount equal to the amount due such Lender Party on such date. If and to the extent the Purchaser or the Borrower, as the case may be, shall not have so made such payment in full to the Administrative Agent, each such Lender Party shall repay to the Administrative Agent forthwith on demand such amount distributed to such Lender Party, together with interest thereon, for each day from the date such amount is distributed to such Lender Party until the date such Lender Party repays such amount to the Administrative Agent, at the Federal Funds Rate.

         (f)  Whenever any payment received by the Administrative
Agent under this Agreement or any of the other Loan Documents is insufficient to pay in full all amounts due and payable to the Agents and the Lender Parties under or in respect of this Agreement and the other Loan Documents on any date, such payment shall be distributed by the Administrative Agent and applied by the Agents and the Lender Parties in the following order of priority:

                 (i) first, to the payment of all of the fees, indemnification payments, costs and expenses that are due and payable to the Agents (solely in their respective capacities as Agents) under or in respect of this Agreement or any of the other Loan Documents on such date, ratably based upon the respective aggregate amounts of all such fees, indemnification payments, costs and expenses owing to the Agents on such date;

                 (ii) second, to the payment of all of the fees, indemnification payments, costs and expenses that are due and payable to the Issuing Bank (solely in its capacity as such) under or in respect of this Agreement or any of the other Loan Documents on such date, ratably based upon the respective aggregate amounts of all such fees, indemnification payments, costs and expenses owing to the Issuing Bank on such date;

                 (iii) third, to the payment of all of the indemnification payments, costs and expenses that are due and payable to the Lenders under Section 9.04 hereof, Section 12 of the Subsidiary Guaranty,
         Section 23 of the Security Agreement or similar section of any of the other Loan Documents on such date, ratably based upon the respective aggregate amounts of all such indemnification payments, costs and expenses owing to the Lenders on such date;

                 (iv) fourth, to the payment of all of the amounts that are due and payable to the Administrative Agent and the Lender

         Parties under Sections 2.10 and 2.12 hereof or Section 5 of the Subsidiary Guaranty on such date, ratably based upon the respective aggregate amounts thereof owing to the Administrative Agent and the Lender Parties on such date;

                 (v) fifth, to the payment of all of the fees that are due and payable to the Lenders under Section 2.08(a) on such date, ratably based upon the respective aggregate Commitments of the Lenders under the Facilities on such date;

                 (vi) sixth, to the payment of all of the accrued and unpaid interest on the Obligations of the Purchaser and the Borrower under or in respect of the Loan Documents that is due and payable to the Administrative Agent and the Lender Parties under Section 2.07(b) on such date, ratably based upon the respective aggregate amounts of all such interest owing to the Administrative Agent and the Lender Parties on such date;

                 (vii) seventh, to the payment of all of the accrued and unpaid interest on the Advances that is due and payable to the Administrative Agent and the Lender Parties under Section 2.07(a) on such date, ratably based upon the respective aggregate amounts of all such interest owing to the Administrative Agent and the Lender Parties on such date;

                 (viii) eighth, to the payment of the principal amount of all of the outstanding Advances that is due and payable to the Administrative Agent and the Lender Parties on such date, ratably based upon the respective aggregate amounts of all such principal owing to the Administrative Agent and the Lender Parties on such date; and

                 (ix) ninth, to the payment of all other Obligations of the Loan Parties owing under or in respect of the Loan Documents that are due and payable to the Administrative Agent and the other Secured Parties on such date, ratably based upon the respective aggregate amounts of all such Obligations owing to the Administrative Agent and the other Secured Parties on such date.

If the Administrative Agent receives funds for application to the Obligations of the Loan Parties under or in respect of the Loan Documents under circumstances for which the Loan Documents do not specify the Advances or the Facility to which, or the manner in which, such funds are to be applied, the Administrative Agent may, but shall not be obligated to, elect to distribute such funds to each of the Lender Parties in accordance with such Lender Party's Pro Rata Share of the sum of (A) the aggregate principal amount of all Advances outstanding at such time and (b) the aggregate Available Amount of all Letters of Credit outstanding at such time, in repayment or prepayment of such of the outstanding Advances or other Obligations then owing to such Lender Party, and, in the case of the Term Facility, for application to such principal repayment installments thereof, as the Administrative Agent shall direct.

         SECTION 2.12.  Taxes.  (a)  Any and all payments by any Loan
Party hereunder or under the Notes shall be made, in accordance with
Section 2.11, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender Party and each Agent, taxes that are imposed on its overall net income by the United States and taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction under the laws of which such Lender Party or such Agent, as the case may be, is organized or is a resident, or has a fixed place of business or a permanent establishment, or any political subdivision of any of the foregoing, and, in the case of each Lender Party, taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction of either of its Applicable Lending Offices or any political subdivision thereof (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or under the Notes being, collectively, "Taxes"). If any Loan Party shall be required under applicable Requirements of Law to deduct any Taxes from or in respect of any sum payable hereunder or under any Note to any Lender Party or any Agent, (i) the sum payable by such Loan Party shall be increased as may be necessary so that after such Loan Party and the Administrative Agent have been made all required deductions (including deductions applicable to additional sums payable under this Section 2.12) such Lender Party or such Agent, as the case may be, receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Loan Party shall make such deductions and (iii) such Loan Party shall pay the full amount deducted to the relevant taxation authority or other Governmental Authority in accordance with applicable Requirements of Law.

         (b) In addition, each Loan Party shall pay any present or future stamp, recording, documentary, excise, property or similar taxes, charges or levies that arise from any payment made hereunder or under the Notes or from the execution, delivery or registration of, any performance under, or otherwise with respect to, this Agreement or the Notes
(collectively, "Other Taxes").

         (c) Each Loan Party shall indemnify each Lender Party and each Agent for the full amount of Taxes and Other Taxes, and for the full amount of taxes of any kind imposed by any jurisdiction on amounts payable under this Section 2.12, imposed on or paid by such Lender Party or such Agent, as the case may be, and any liability (including penalties, additions to tax, interest and expenses) arising therefrom or with respect thereto.
The indemnity by each Loan Party provided for in this subsection (c) shall apply and be made whether or not the Taxes or Other Taxes for which indemnification hereunder is sought have been correctly or legally asserted; provided, however, that such Lender or such Agent seeking such indemnification shall take all reasonable actions (consistent with its internal policy and legal and regulatory restrictions) requested by such Loan Party to assist such Loan Party in recovering the amounts paid thereby pursuant to this subsection (c) from the relevant taxation authority or other Governmental Authority. Amounts payable by such Loan Party under the indemnity set forth in this subsection (c) shall be paid within 30 days from the date on which the applicable Lender or Agent, as the case may be, makes written demand therefor.

         (d) Within 30 days after the date of any payment of Taxes, each Loan Party shall furnish to the Administrative Agent, at its address referred to in Section 8.02, the original or a certified copy of a receipt evidencing payment thereof, to the extent such a receipt is issued therefor, or other written proof of payment thereof that is reasonably satisfactory to the Administrative Agent. In the case of any payment hereunder or under the Notes by or on behalf of a Loan Party through an account or branch outside the United States, or on behalf of such Loan Party by a payor that is not a United States person, if such Loan Party determines that no Taxes are payable in respect thereof, such Loan Party shall furnish, or shall cause such payor to furnish, to the Administrative Agent, at its address referred to in Section 9.02, an opinion of counsel reasonably acceptable to the Administrative Agent stating that such payment is exempt from Taxes. For purposes of this subsection (d) and subsection (e) of this
Section 2.12, the terms "United States" and "United States person" shall have the meanings specified in Section 7701 of the Internal Revenue Code.

         (e) Each Lender Party organized under the laws of a jurisdiction outside the United States shall, on or prior to the date of its execution and delivery of this Agreement in the case of each Initial Lender or Initial Issuing Bank, as the case may be, and on the date of the Assignment and Acceptance pursuant to which it becomes a Lender Party in the case of each other Lender Party, and from time to time thereafter as reasonably requested in writing by the Borrower (but only so long thereafter as such Lender Party remains lawfully able to do so), provide each of the Administrative Agent and the Borrower with two original Internal Revenue Service forms 1001 or 4224 or, in the case of a Lender Party that has certified in writing to the Administrative Agent that it is not a "bank" (as defined in Section 881(c)(3)(A) of the Internal Revenue Code), form W-8 (and, if such Lender Party delivers a form W-8, a certificate representing that such Lender Party is not (i) a "bank" for purposes of Section 881(c) of the Internal Revenue Code, (ii) a ten-percent shareholder (within the meaning of Section 871(h)(3)(B) of the Internal Revenue Code) of the Borrower or (iii) a controlled foreign corporation related to the Borrower (within the meaning of Section 864(d)(4) of the Internal Revenue Code), as appropriate), or any successor or other form prescribed by the Internal Revenue Service, certifying that such Lender Party is exempt from or entitled to a reduced rate of United States withholding tax on payments pursuant to this Agreement or the Notes or, in the case of a Lender Party providing a form W-8, certifying that such Lender Party is a foreign corporation, partnership, estate or trust. If the forms provided by a Lender Party at the time such Lender Party first becomes a party to this Agreement indicate a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from Taxes unless and until such Lender Party provides the appropriate forms certifying that a lesser rate applies, whereupon withholding tax at such lesser rate only shall be considered excluded from Taxes for periods governed by such forms; provided, however, that, if at the date of the Assignment and Acceptance pursuant to which a Lender Party becomes a party to this Agreement, the Lender Party assignor was entitled to payments under subsection (a) of this Section 2.12 in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Lender Party assignee on such date.

         (f) For any period with respect to which a Lender Party has failed to provide the Borrower with the appropriate form, certificate or other document described in subsection (e) of this Section 2.12 (other than if such failure is due to a change in the applicable Requirements of Law, or in the interpretation or application thereof, occurring after the date on which a form, certificate or other document originally was required to be provided or if such form, certificate or other document otherwise is not required under subsection (e) of this Section 2.12), such Lender Party shall not be entitled to indemnification under subsection (a) or (c) of this
Section 2.12 with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Lender Party become subject to Taxes because of its failure to deliver a form, certificate or other document required hereunder, each Loan Party shall take such steps as such Lender Party shall reasonably request to assist such Lender Party in recovering such Taxes.

         (g) Any Lender Party claiming any additional amounts payable pursuant to this Section 2.12 agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its Eurodollar Lending Office if the making of such a change would avoid the need for, or reduce the amount of, any such additional amounts that may thereafter accrue and would not, in the reasonable judgment of such Lender Party, be otherwise disadvantageous to such Lender Party.

         SECTION 2.13.  Sharing of Payments, Etc.  If any Lender
Party shall obtain at any time any payment (whether voluntary, involuntary, through the exercise of any right of setoff, or otherwise) (a) on account of Obligations due and payable to such Lender Party under or in respect of this Agreement or any of the other Loan Documents at such time in excess of its ratable share (according to the proportion of (i) the amount of such Obligations due and payable to such Lender Party at such time (other than pursuant to Section 2.10, 2.12, 8.04 or 9.07) to (ii) the aggregate amount of the Obligations due and payable to all Lender Parties at such time) of payments on account of the Obligations due and payable to all Lender Parties under or in respect of this Agreement and the other Loan Documents at such time obtained by all the Lender Parties at such time or (b) on account of Obligations owing (but not due and payable) to such Lender Party under or in respect of this Agreement or any of the other Loan Documents at such time in excess of its ratable share (according to the proportion of (i) the amount of such Obligations owing to such Lender Party at such time (other than pursuant to Section 2.10, 2.12, 8.04 or 9.07) to (ii) the aggregate amount of the Obligations owing (but not due and payable) to all Lender Parties under or in respect of this Agreement and the other Loan Documents at such time) of payments on account of the Obligations owing (but not due and payable) to all Lender Parties under or in respect of this Agreement and the other Loan Documents at such time obtained by all of the Lender Parties at such time, such Lender Party shall forthwith purchase from the other Lender Parties such interests or participating interests in the Obligations due and payable or owing to them, as the case may be, as shall be necessary to cause such purchasing Lender Party to share the excess payment ratably with each of them; provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender Party, such purchase from each other Lender Party shall be rescinded and such other Lender Party shall repay to the purchasing Lender Party the purchase price to the extent of such Lender Party's ratable share (according to the proportion of (A) the purchase price paid to such Lender Party to (B) the aggregate purchase price paid to all Lender Parties) of such recovery, together with an amount equal to such Lender Party's ratable share (according to the proportion of (1) the amount of such other Lender Party's required repayment to (2) the total amount so recovered from the purchasing Lender Party) of any interest or other amount paid or payable by the purchasing Lender Party in respect of the total amount so recovered; provided further that, so long as the Obligations under the Loan Documents shall not have been accelerated, any excess payment received by any Appropriate Lender shall be shared on a pro rata basis only with other Appropriate Lenders. Each of the Purchaser and the Borrower hereby agrees that any Lender Party so purchasing an interest or participating interest from another Lender Party pursuant to this Section 2.13 may, to the fullest extent permitted under applicable law, exercise all its rights of payment (including the right of setoff) with respect to such an interest or participating interest, as the case may be, as fully as if such Lender Party were the direct creditor of the Purchaser or the Borrower, as the case may be, in the amount of such an interest or participating interest.

         SECTION 2.14.  Use of Proceeds.  The proceeds of the Term A
Advances borrowed by the Purchaser shall be available (and the Purchaser agrees that it shall use such proceeds) solely to pay to the holders of the Company Stock (other than the Purchaser) the cash consideration for their shares in the Stock Tender Offer and the Merger. The proceeds of the Term A Advances borrowed by the Borrower shall be available (and the Borrower agrees that it shall use such proceeds) solely to refinance Existing Debt of the Borrower (other than the Senior Notes) and to pay fees and expenses incurred in connection with the consummation of the Transaction. The proceeds of the Term B Advances shall be available (and the Borrower agrees that it shall use such proceeds) solely to make Repurchase Payments, on the date on which the Subordinated Notes are issued, to refinance the Holdings Debt, to make the Investment permitted to be made by the Borrower pursuant to Section 5.02(e)(xi), and, in accordance with Section 2.06(b)(ii), to refinance the Term A Advances. The proceeds of the Working Capital Advances borrowed by the Borrower and issuances of Letters of Credit shall be available (and the Borrower agrees that it shall use such proceeds and Letters of Credit) to make Repurchase Payments (subject to the provisions of Section 2.01), to make payments in respect of stock options held by certain members of management of the Borrower and its Subsidiaries outstanding on the date of the Initial Extension of Credit, to pay fees and expenses incurred in connection with the consummation of the Transaction and to provide working capital from time to time to the Borrower and its Subsidiaries and for general corporate purposes of the Borrower and its Subsidiaries.

         SECTION 2.15. Defaulting Lenders. (a) In the event that, at any one time, (i) any Lender Party shall be a Defaulting Lender, (ii) such Defaulting Lender shall owe a Defaulted Advance to the Borrower and (iii) the Borrower shall be required to make any payment hereunder or under any other Loan Document to or for the account of such Defaulting Lender, then the Purchaser and the Borrower may, so long as no Default shall occur or be continuing at such time and to the fullest extent permitted by applicable law, set off and otherwise apply the Obligation of the Purchaser or the Borrower, as the case maybe, to make such payment to or for the account of such Defaulting Lender against the obligation of such Defaulting Lender to make such Defaulted Advance. In the event that, on any date, either the Purchaser or the Borrower, as the case may be, shall so set off and otherwise apply its obligation to make any such payment against the obligation of such Defaulting Lender to make any such Defaulted Advance on or prior to such date, the amount so set off and otherwise applied by the Purchaser or the Borrower, as the case may be, shall constitute for all purposes of this Agreement and the other Loan Documents an Advance by such Defaulting Lender made on the date of such setoff under the Facility pursuant to which such Defaulted Advance was originally required to have been made pursuant to

Section 2.01. Such Advance shall be a Base Rate Advance and shall be considered, for all purposes of this Agreement, to comprise part of the Borrowing in connection with which such Defaulted Advance was originally required to have been made pursuant to Section 2.01, even if the other Advances comprising such Borrowing shall be Eurodollar Rate Advances on the date such Advance is deemed to be made pursuant to this subsection (a). Each of the Purchaser and the Borrower shall notify the Administrative Agent at any time the Purchaser or the Borrower, as the case may be, exercises its right of set-off pursuant to this subsection (a) and shall set forth in such notice (A) the name of the Defaulting Lender and the Defaulted Advance required to be made by such Defaulting Lender and (B) the amount set off and otherwise applied in respect of such Defaulted Advance pursuant to this subsection (a). Any portion of such payment otherwise required to be made by the Purchaser or the Borrower, as the case may be, to or for the account of such Defaulting Lender which is paid by the Purchaser or the Borrower, as the case may be, after giving effect to the amount set off and otherwise applied by the Purchaser or the Borrower, as the case may be, pursuant to this subsection (a), shall be applied by the Administrative Agent as specified in subsection (b) or (c) of this Section 2.15.

         (b)  In the event that, at any one time, (i) any Lender
Party shall be a Defaulting Lender, (ii) such Defaulting Lender shall owe a Defaulted Amount to the Administrative Agent or any of the other Lender Parties and (iii) either the Purchaser or the Borrower, as the case may be, shall make any payment hereunder or under any other Loan Document to the Administrative Agent for the account of such Defaulting Lender, then the Administrative Agent may, on its behalf or on behalf of such other Lender Parties and to the fullest extent permitted by applicable law, apply at such time the amount so paid by the Purchaser or the Borrower, as the case may be, for the account of such Defaulting Lender to the payment of each such Defaulted Amount to the extent required to pay such Defaulted Amount. In the event that the Administrative Agent shall so apply any such amount to the payment of any such Defaulted Amount on any date, the amount so applied by the Administrative Agent shall constitute for all purposes of this Agreement and the other Loan Documents payment, to such extent, of such Defaulted Amount on such date. Any such amount so applied by the Administrative Agent shall be retained by the Administrative Agent or distributed by the Administrative Agent to such other Lender Parties, ratably in accordance with the respective portions of such Defaulted Amounts payable at such time to the Administrative Agent and such other Lender Parties and, if the amount of such payment made by the Purchaser or the Borrower, as the case may be, shall at such time be insufficient to pay all Defaulted Amounts owing at such time to the Administrative Agent and the other Lender Parties, in the following order of priority:

                 (i) first, to the Administrative Agent for any Defaulted Amount then owing to the Administrative Agent;

                 (ii) second, to the Issuing Bank and the Swing Line Bank for any Defaulted Amount then owing to them, in their capacities as such, ratably in accordance with such respective Defaulted Amounts then owing to the Issuing Bank and the Swing Line Bank; and

                 (iii) third, to any other Lender Parties for any Defaulted Amounts then owing to such other Lender Parties, ratably in accordance with such respective Defaulted Amounts then owing to such other Lender Parties.

Any portion of such amount paid by the Purchaser or the Borrower, as the case may be, for the account of such Defaulting Lender remaining, after giving effect to the amount applied by the Administrative Agent pursuant to this subsection (b), shall be applied by the Administrative Agent as specified in subsection (c) of this Section 2.15.

         (c)  In the event that, at any one time, (i) any Lender
Party shall be a Defaulting Lender, (ii) such Defaulting Lender shall not owe a Defaulted Advance or a Defaulted Amount and (iii) the Purchaser, the Borrower, the Administrative Agent or any other Lender Party shall be required to pay or distribute any amount hereunder or under any other Loan Document to or for the account of such Defaulting Lender, then the Purchaser, the Borrower or such other Lender Party shall pay such amount to the Administrative Agent to be held by the Administrative Agent, to the fullest extent permitted by applicable law, in escrow or the Administrative Agent shall, to the fullest extent permitted by applicable law, hold in escrow such amount otherwise held by it. Any funds held by the Administrative Agent in escrow under this subsection (c) shall be deposited by the Administrative Agent in an account with NationsBank, in the name and under the control of the Administrative Agent, but subject to the provisions of this subsection (c). The terms applicable to such account, including the rate of interest payable with respect to the credit balance of such account from time to time, shall be NationsBank's standard terms applicable to escrow accounts maintained with it. Any interest credited to such account from time to time shall be held by the Administrative Agent in escrow under, and applied by the Administrative Agent from time to time in accordance with the provisions of, this subsection (c). The Administrative Agent shall, to the fullest extent permitted by applicable law, apply all funds so held in escrow from time to time to the extent necessary to make any Advances required to be made by such Defaulting Lender and to pay any amount payable by such Defaulting Lender hereunder and under the other Loan Documents to the Administrative Agent or any other Lender Party, as and when such Advances or amounts are required to be made or paid and, if the amount so held in escrow shall at any time be insufficient to make and pay all such Advances and amounts required to be made or paid at such time, in the following order of priority:

                 (i) first, to the Administrative Agent for any amount then due and payable by such Defaulting Lender to the Administrative Agent hereunder;

                 (ii) second, to the Issuing Bank and the Swing Line Bank for any amounts then due and payable to them hereunder, in their capacities as such, by such Defaulting Lender, ratably in accordance with such respective amounts then due and payable to the Issuing Bank and the Swing Line Bank;

                 (iii) third, to any other Lender Parties for any amount then due and payable by such Defaulting Lender to such other Lender Parties hereunder, ratably in accordance with such respective amounts then due and payable to such other Lender Parties; and

                 (iv) fourth, to the Purchaser and the Borrower for any Advance then required to be made by such Defaulting Lender pursuant to a Commitment of such Defaulting Lender, ratably in accordance with such respective amounts then due and payable to the Purchaser and the Borrower.

In the event that any Lender Party that is a Defaulting Lender shall, at any time, cease to be a Defaulting Lender, any funds held by the Administrative Agent in escrow at such time with respect to such Lender Party shall be distributed by the Administrative Agent to such Lender Party and applied by such Lender Party to the Obligations owing to such Lender Party at such time under this Agreement and the other Loan Documents ratably in accordance with the respective amounts of such Obligations outstanding at such time.

         (d) The rights and remedies against a Defaulting Lender under this Section 2.15 are in addition to other rights and remedies that the Purchaser and the Borrower may have against such Defaulting Lender with respect to any Defaulted Advance and that the Administrative Agent or any Lender Party may have against such Defaulting Lender with respect to any Defaulted Amount.

         SECTION 2.16. Removal of Lender. In the event that any Lender Party demands payment of costs or additional amounts pursuant to
Section 2.10 or Section 2.12 or asserts, pursuant to Section 2.10(d) that it is unlawful for such Lender Party to make Eurodollar Rate Advances, then (subject to such Lender Party's right to rescind such demand or assertion within 10 days after the notice from the Borrower referred to below) the Borrower may, upon 20 days' prior written notice to such Lender Party and the Administrative Agent, elect to cause such Lender Party to assign its Advances and Commitments in full to one or more Persons selected by the Borrower so long as (a) each such Person satisfies criteria of an Eligible Assignee and is reasonably satisfactory to the Administrative Agent, (b) such Lender Party receives payment in full in cash of the outstanding principal amount of all Advances made by it and all accrued and unpaid interest thereon and all other amounts due and payable to such Lender Party as of the date of such assignment (including, without limitation, amounts owing pursuant to Sections 2.10, 2.12, 2.15 and 9.04), and (c) each such Lender Party assignee agrees to accept such assignment and to assume all obligations of such Lender Party hereunder, in accordance with Section 9.07.


                                  ARTICLE III

                             CONDITIONS OF LENDING

         SECTION 3.1.  Conditions Precedent to Initial Extension of
Credit. The obligation of each Lender to make an Advance or of the Issuing Bank to issue a Letter of Credit on the occasion of the Initial Extension of Credit hereunder is subject to the satisfaction of the following conditions precedent prior to or concurrently with the Initial Extension of Credit:

                 (a) The Stock Tender Offer shall have been consummated in accordance with the terms of the Merger Agreement and in compliance with all applicable laws.

                 (b) The Merger Agreement shall be in full force and effect and shall not have been amended, modified or otherwise supplemented in any manner that would be reasonably likely to have a Material Adverse Effect.

                 (c) Holdings shall have received not less than $90 million in Net Cash Proceeds as an equity contribution from the Permitted Investors and certain members of management of the Company and Holdings shall have contributed such proceeds to the capital of the Purchaser. The terms of the equity contribution by the Permitted Investors to the capital of Holdings shall be consistent with those set forth in the JWC Commitment Letter and otherwise reasonably acceptable to the Lenders.

                 (d) Holdings shall have received not less than $55 million in Net Cash Proceeds from the issuance to an Affiliate of JWC of the Holdings Debt (or such Net Cash Proceeds shall be placed in escrow on terms and conditions reasonably acceptable to the Lenders). The terms of the Holdings Debt shall be consistent with those set forth in the JWC Commitment Letter and otherwise reasonably acceptable to the Lenders.

                 (e) The Lender Parties shall be satisfied that all Existing Debt, other than the Debt identified on Part B of

         Schedule 4.01(aa) (the "Surviving Debt"), has been prepaid, redeemed or defeased in full or otherwise satisfied and extinguished and that all such Surviving Debt shall be on terms and conditions satisfactory to the Lender Parties.

                 (f) Before giving effect to the Tender Offers and the other transactions contemplated by this Agreement, there shall have occurred no material adverse change in the business, assets, properties, liabilities (actual and contingent), condition (financial or otherwise), operations or prospects of the Borrower and its Subsidiaries, taken as a whole, since December 31, 1998.

                 (g) There shall exist no action, suit, investigation, litigation or proceeding affecting any Loan Party or any of its Subsidiaries pending or, to the knowledge of Holdings, the Purchaser or the Borrower, threatened before any court, governmental agency or arbitrator that (i) could reasonably be likely to have a Material Adverse Effect other than the matters described on Schedule 3.01(g) (the "Disclosed Litigation") or (ii) purports to materially adversely affect the consummation of the Tender Offers, the Merger or the other transactions contemplated hereby, and there shall have been no adverse change in the status, or financial effect on any Loan Party or any of its Subsidiaries, of the Disclosed Litigation from that described on Schedule 3.01(g) which could reasonably be expected to have a Material Adverse Effect.

                 (h) The Borrower shall have paid all accrued fees and expenses of the Administrative Agent, the other Agents and the Lender Parties (including the accrued fees and expenses of counsel to the Co-Arrangers).

                 (i) The Co-Arrangers shall be satisfied that there shall be no less than $15,000,000 of availability under the Working Capital Facility, after giving effect to the Initial Extension of Credit.

                 (j) The Administrative Agent shall have received on or before the day of the Initial Extension of Credit the following, each dated such day (unless otherwise specified), in form and substance satisfactory to the Lender Parties (unless otherwise specified) and (except for the Notes) in sufficient copies for each Lender Party:

                      (i)  The Notes payable to the order of the
                 Lenders.

                      (ii) Certified copies of the resolutions of the Board of Directors of the Borrower, the Purchaser, Holdings and each other Loan Party approving the Tender Offers, the

                 Merger, this Agreement, the Notes, each other Loan Document and each Related Document to which it is or is to be a party, and of all documents evidencing other necessary corporate action and governmental and other third party approvals and consents, if any, with respect to the Tender Offers, the Merger, this Agreement, the Notes, each other Loan Document and each Related Document.

                      (iii) A copy of the charter of the Borrower, the Purchaser, Holdings and each other Loan Party and each amendment thereto, certified (as of a date reasonably near the date of the Initial Extension of Credit) by the Secretary of State of the jurisdiction of its incorporation as being a true and correct copy thereof.

                      (iv) A copy of a certificate of the Secretary of State of the jurisdiction of its incorporation, dated reasonably near the date of the Initial Extension of Credit, listing the charter of the Borrower, the Purchaser, Holdings and each other Loan Party and each amendment thereto on file in his office and certifying that (A) such amendments are the only amendments to the Borrower's, the Purchaser's or such other Loan Party's charter on file in his office,
                 (B) the Borrower, the Purchaser and each other Loan Party have paid all franchise taxes to the date of such certificate and (C) the Borrower, the Purchaser and each other Loan Party are duly incorporated and in good standing under the laws of the State of the jurisdiction of its incorporation.

                      (v)  (A)  A copy of a certificate of the
                 Secretary of State of the jurisdiction of each of the State of Virginia and the State of Tennessee, dated reasonably near the date of the Initial Extension of Credit stating that the Borrower is duly qualified and in good standing as a foreign corporation in each such State and has filed all annual reports required to be filed to the date of such certificate.

                      (B) A copy of a certificate of the Secretary of State of the jurisdiction of each of the State of Ohio and the State of Indiana, dated reasonably near the date of the Initial Extension of Credit stating that Hewitt is duly qualified and in good standing as a foreign corporation in each such State and has filed all annual reports required to be filed to the date of such certificate.

                      (C) A copy of a certificate of the Secretary of State of the jurisdiction of each of the State of Ohio, the State of Connecticut and the State of Missouri, dated reasonably near the date of the Initial Extension of Credit stating that Megas is duly qualified and in good standing as a foreign corporation in each such State and has filed all annual reports required to be filed to the date of such certificate.

                      (vi)  A certificate of the Borrower, the
                 Purchaser, Holdings and each other Loan Party, signed on behalf of the Borrower, the Purchaser, Holdings and such other Loan Party by its President or a Vice President and its Secretary or any Assistant Secretary, dated the date of the Initial Extension of Credit (the statements made in which certificate shall be true on and as of the date of the Initial Extension of Credit), certifying as to (A) the absence of any amendments to the charter of the Borrower, the Purchaser, Holdings or such other Loan Party since the date of the Secretary of State's certificate referred to in
                 Section 3.01(j)(iii), (B) a true and correct copy of the bylaws of the Borrower, the Purchaser, Holdings and such other Loan Party as in effect on the date of the Initial Extension of Credit, (C) the due incorporation and good standing of the Borrower, the Purchaser, Holdings and such other Loan Party as a corporation organized under the laws of the jurisdiction of its incorporation or formation, and the absence of any proceeding for the dissolution or liquidation of the Borrower, the Purchaser, Holdings or such other Loan Party, (D) in the case of the Borrower, the Purchaser and Holdings, the truth of the representations and warranties contained in the Loan Documents as though made on and as of the date of the Initial Extension of Credit and
                 (E) in the case of the Borrower, the Purchaser and Holdings, the absence of any event occurring and continuing, or resulting from the Initial Extension of Credit, that constitutes a Default.

                      (vii)  A certificate of the Secretary or an
                 Assistant Secretary of the Borrower, the Purchaser and each other Loan Party certifying the names and true signatures of the officers of the Borrower, the Purchaser and such other Loan Party authorized to sign this Agreement, the Notes, each other Loan Document and each Related Document to which they are or are to be parties and the other documents to be delivered hereunder and thereunder.

                      (viii) A security agreement in substantially the form of Exhibit D (together with each other security agreement delivered pursuant to Section 5.01(o), in each case as amended, supplemented or otherwise modified from time to time in accordance with its terms, the "Security Agreement"), duly executed by the Borrower and each other Loan Party, together with:

                                  (A)  certificates representing the
                          Pledged Shares referred to therein accompanied by undated stock powers executed in blank and instruments evidencing the Pledged Debt referred to therein indorsed in blank,

                                  (B)  executed copies of proper financing
                          statements to be filed under the Uniform Commercial Code of all jurisdictions that the Administrative Agent may deem necessary or desirable in order to perfect and protect the first priority liens and security interests created under the Security Agreement, covering the Collateral described in the Security Agreement,

                                  (C)  completed requests for information,
                          dated on or before the date of the Initial Extension of Credit, listing the financing statements referred to in clause (B) above and all other effective financing statements filed in the jurisdictions referred to in clause (B) above that name the Borrower or any other Loan Party as debtor, together with copies of such other financing statements,

                                  (D)  evidence of the insurance required
                          by the terms of the Security Agreement, and

                                  (E)  evidence that all other action that
                          the Administrative Agent may deem necessary or desirable in order to perfect and protect the first priority liens and security interests created under the Security Agreement has been taken.

                          (ix) A guaranty in substantially the form of Exhibit F (together with each other guaranty delivered pursuant to Section 5.01(o), in each case as amended, supplemented or otherwise modified from time to time in accordance with its terms, the "Subsidiary Guaranty"), duly executed by each of the Subsidiaries of the Borrower that is not a Foreign Subsidiary.

                          (x) (A) Certified copies of each of the Related Documents and the Specified Employment Agreement, duly executed by the parties thereto and in form and substance satisfactory to the Lender Parties, together with all agreements, instruments and other documents delivered in connection therewith, and (B) certified copies of the Supplemental Insurance (as defined in the Merger Agreement) in form and substance satisfactory to the Lender Parties.

                          (xi) The pro forma Consolidated balance sheet of the Borrower and its Subsidiaries as at March 31, 1999, in form and substance reasonably satisfactory to the Lender Parties.

                          (xii) Letters and certificates, in substantially the form of Exhibit H and I, respectively, attesting to the Solvency of each Loan Party after giving effect to the Stock Tender Offer, the Merger and the other transactions contemplated hereby, from its chief financial officer and a nationally recognized appraisal firm, valuation consultant or investment banking firm reasonably satisfactory to the Co-Arrangers.

                          (xiii)  Evidence of insurance naming the
                 Administrative Agent as insured and loss payee with such responsible and reputable insurance companies or associations, and in such amounts and covering such risks, as is satisfactory to the Lender Parties.

                          (xiv) A favorable opinion of Simpson Thacher & Bartlett, counsel for Holdings, in substantially the form of Exhibit J hereto and as to such other matters as any Lender Party through the Administrative Agent may reasonably request.

                          (xv) A favorable opinion of Shearman & Sterling, counsel for the Administrative Agent, in form and substance satisfactory to the Administrative Agent.

         SECTION 3.2. Conditions Precedent to Borrowings to Purchase Company Stock after Stock Tender Offer. The obligation of each Lender to make an Advance or of the Issuing Bank to issue a Letter of Credit on the occasion of any Borrowing to purchase Company Stock after the date of the

Stock Tender Offer is subject to the satisfaction of the following conditions precedent prior to or concurrently with the date of such Borrowing:

                 (a) The Merger Agreement shall be in full force and effect and shall not have been amended, modified or otherwise supplemented in any manner that would be reasonably likely to have a Material Adverse Effect.

                 (b) The Administrative Agent shall have received on or before the day of such Borrowing or issuance a favorable opinion of Simpson, Thacher & Bartlett, counsel for Holdings, in form and substance reasonably satisfactory to the Co-Arrangers.

         SECTION 3.3.  Conditions Precedent to Each Borrowing and
Issuance. The obligation of each Appropriate Lender to make an Advance (other than a Letter of Credit Advance made by the Issuing Bank or a Working Capital Lender pursuant to Section 2.03(c) or a Swing Line Advance made by a Working Capital Lender pursuant to Section 2.02(b)) on the occasion of each Borrowing (including the Initial Extension of Credit), and the obligation of the Issuing Bank to issue a Letter of Credit (including the initial issuance) or renew a Letter of Credit and the right of the Borrower to request a Swing Line Borrowing, shall be subject to the further conditions precedent that on the date of such Borrowing or issuance or renewal (a) the following statements shall be true (and each of the giving of the applicable Notice of Borrowing, Notice of Swing Line Borrowing, Notice of Issuance or Notice of Renewal and the acceptance by the Purchaser or the Borrower, as the case may be of the proceeds of such Borrowing or of such Letter of Credit or the renewal of such Letter of Credit shall constitute a representation and warranty by the Borrower that both on the date of such notice and on the date of such Borrowing or issuance or renewal such statements are true):

                 (i) the representations and warranties contained in each Loan Document are correct in all material respects on and as of such date, before and after giving effect to such Borrowing or issuance or renewal and to the application of the proceeds therefrom, as though made on and as of such date other than any such representations or warranties that, by their terms, refer to a specific date, other than the date of such Borrowing or issuance or renewal, in which case as of such specific date; and

                 (ii) no event has occurred and is continuing, or would result from such Borrowing or issuance or renewal or from the application of the proceeds therefrom, that constitutes a Default;

and (b) the Administrative Agent shall have received such other approvals, opinions or documents as the Administrative Agent may reasonably request.

         SECTION 3.4.  Determinations Under Section 3.01.  For
purposes of determining compliance with the conditions specified in
Section 3.01, each Lender Party shall be deemed to have consented to, approved or accepted or to be satisfied with each document or other matter required thereunder to be consented to or approved by or acceptable or satisfactory to the Lender Parties unless an officer of the Administrative Agent responsible for the transactions contemplated by the Loan Documents shall have received notice from such Lender Party prior to the Initial Extension of Credit specifying its objection thereto and if the Initial Extension of Credit consists of a Borrowing, such Lender Party shall not have made available to the Administrative Agent such Lender Party's Pro Rata Share of such Borrowing.


                                  ARTICLE IV

                        REPRESENTATIONS AND WARRANTIES

         SECTION 4.1.  Representations and Warranties.  Each of
Holdings, the Purchaser and the Borrower represents and warrants as follows:

                 (a) Each Loan Party (i) is a corporation, limited partnership or limited liability company duly organized and validly existing under the laws of the jurisdiction of its organization and is in good standing under the laws of such jurisdiction (except where the failure to be in good standing would not reasonably be expected to have a Material Adverse Effect) and (ii) is duly qualified as a foreign corporation, limited partnership or limited liability company and is in good standing in each other jurisdiction in which the ownership, lease or operation of its property and assets or the conduct of its business require it to so qualify or be licensed, except, solely in the case of this clause (ii), where the failure to so qualify or be licensed or to be in good standing, either individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect. Each Loan Party has all of the requisite power and authority (including all Governmental Authorizations), and the legal right, to own or lease and to operate all of the property and assets it purports to own, lease or operate and to conduct all of its business as now conducted and as proposed to be conducted. Each Loan Party has all of the requisite power and authority, and the legal right, to execute and deliver each of the Loan Documents and the Related Documents to which it is or is to be a party, to perform all of its Obligations hereunder and thereunder and to consummate the Transaction and all of the other transactions contemplated hereby and thereby. As of the date of this Agreement, all of the outstanding Equity Interests in Holdings have been validly issued, are fully paid and nonassessable and are owned directly or indirectly by the Permitted Investors and certain members of management of the Borrower in the type and amounts disclosed on
         Schedule 4.01(a) hereto free and clear of all Liens (including, without limitation, preemptive or other similar rights of the holders thereof).

                 (b) Set forth on Schedule 4.01(b) hereto is a complete and accurate list of all Subsidiaries of each Loan Party as of the date of this Agreement, showing, as of the date of this Agreement, as to each such Subsidiary, the correct legal name thereof, the legal structure thereof, the jurisdiction of its organization, the number and type of each class of its Equity Interests authorized and the number outstanding, and the percentage of each such class of its Equity Interests outstanding on such date that are owned by any of the Loan Parties. All of the outstanding Equity Interests in each Subsidiary of the Loan Parties have been validly issued, are fully paid and nonassessable and all of such Equity Interests owned directly or indirectly by one or more of the Loan Parties are free and clear of all Liens (including, without limitation, preemptive or other similar rights of the holders thereof), except those created under the Collateral Documents. Each Subsidiary of the Loan Parties
         (i) is a corporation, limited partnership or limited liability company duly organized and validly existing under the laws of the jurisdiction of its organization and is in good standing under the laws of such jurisdiction (except where the failure to be in good standing would not reasonably be expected to have a Material Adverse Effect) and (ii) is duly qualified as a foreign corporation, limited partnership or limited liability company and is in good standing in each other jurisdiction in which the ownership, lease or operation of its property and assets or the conduct of its business require it to so qualify or be licensed, except, solely in the case of this clause
         (ii), where the failure to so qualify or be licensed or to be in good standing, either individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect. Each Loan Party has all of the requisite power and authority (including all Governmental Authorizations), and the legal right, to own or lease and to operate all of the property and assets it purports to own, lease or operate and to conduct all of its business as now conducted and as proposed to be conducted. Each Loan Party has all of the requisite power and authority, and the legal right, to execute and deliver each of the Loan Documents and the Related Documents to which it is or is to be a party, to perform all of its Obligations and thereunder and to consummate the Transaction and all of the other transactions contemplated hereby and thereby.

                 (c) The execution, delivery and performance by each Loan Party of each Loan Document and each Related Document to which it is or is to be a party, and the consummation of the Transaction and the other transactions contemplated hereby, have been duly authorized by all necessary action (including, without limitation, all necessary shareholder or other similar action) and do not:

                          (i) contravene the Constitutive Documents of such Loan Party;

                          (ii)  violate any Requirement of Law;

                          (iii) conflict with or result in the breach of, or constitute a default under, any material loan agreement, indenture, mortgage, deed of trust, lease, instrument, contract or other agreement binding on or affecting such Loan Party, any of its Subsidiaries or any of their respective property or assets; or

                          (iv)  except for the Liens created under the
                 Collateral Documents, result in or require the creation or imposition of any Lien upon or with respect to any of the property or assets of such Loan Party or any of its Subsidiaries.

         Neither any of the Loan Parties nor any of their respective Subsidiaries is in violation of any Requirement of Law or in breach of any loan agreement, indenture, mortgage, deed of trust, lease, instrument, contract or other agreement referred to in the immediately preceding sentence, the violation or breach of which, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

                 (d) No Governmental Authorization, and no other consent, approval or authorization of, or notice to or filing with, or other action by, any other Person is required for:

                          (i) the due execution, delivery, recordation, filing or performance by any Loan Party of any of the Loan Documents or the Related Documents to which it is or is to be a party, or for the consummation of any aspect of the Transaction or the other transactions contemplated hereby or thereby;

                          (ii) the grant by any Loan Party of the Liens granted by it pursuant to the Collateral Documents;

                          (iii) the perfection or maintenance of the Liens created under the Collateral Documents (including the first priority nature thereof); or

                          (iv) the exercise by the Administrative Agent or any of the Lenders of its rights under the Loan Documents or the remedies in respect of the Collateral pursuant to the Collateral Documents;

         except as have been obtained or made (or will be obtained or made in accordance with the relevant Loan Document or Related Document) and except for such consents, approvals, authorizations, notices or filings which if not obtained or made could not, either individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. All applicable waiting periods in connection with each aspect of the Transaction and the other transactions contemplated hereby and thereby have expired without any action having been taken by any competent authority restraining, preventing or imposing materially adverse conditions upon any aspect of the Transaction or the rights of any Loan Party or any of its Subsidiaries freely to transfer or otherwise dispose of, or to create any Lien on, any property or assets now owned or hereafter acquired by any of them. Neither any Loan Party nor any of its Subsidiaries has received any notice relating to or threatening the revocation, termination, cancellation, denial, impairment or modification of any such Governmental Authorization, or is in violation or contravention of, or in default under, any such Governmental Authorization except for any violations, contraventions or defaults which could, either individually or in the aggregate, not reasonably be expected to have a Material Adverse Effect.

                 (e) This Agreement has been, and each of the other Loan Documents and each of the Related Documents when delivered hereunder will have been, duly executed and delivered by each of the Loan Parties intended to be a party thereto. This Agreement is, and each of the other Loan Documents and each of the Related Documents when delivered hereunder will be, the legal, valid and binding obligations of each of the Loan Parties intended to be a party thereto, enforceable against such Loan Party in accordance with their respective terms, except to the extent such enforceability may be limited by the effect of applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights generally.

                 (f) The Consolidated balance sheet of the Company and its Subsidiaries as at December 31, 1998, and the related Consolidated statements of income and cash flow of the Borrower and its Subsidiaries for the fiscal year then ended, accompanied by an unqualified opinion of PricewaterhouseCoopers LLP, independent public accountants of the Borrower copies of all of which have been furnished to each Lender Party, fairly present the Consolidated financial condition of the Borrower and its Subsidiaries as at such date and the Consolidated results of the operations of the Borrower and its Subsidiaries for the period ended on such date, all in accordance with generally accepted accounting principles applied on a consistent basis. Neither Holdings nor any of its Subsidiaries has any material fixed or contingent liabilities, liabilities for taxes, unusual forward or long-term commitments or anticipated losses from any unfavorable commitments, except as referred to, or reflected or provided for in, the financial statements referred to above in this
         Section 4.01(f) or as described in reasonable detail in the Information Memorandum. Since December 31, 1998, there has been no Material Adverse Change.

                 (g) The Consolidated pro forma balance sheet of the Borrower and its Subsidiaries as at March 31, 1999, duly certified by the chief financial officer of the Borrower, copies of which have been furnished to each Lender Party, fairly present the Consolidated pro forma financial condition of the Borrower and its Subsidiaries as at such date, in each case after giving effect to the Transaction and the other transactions contemplated hereby, all in accordance with GAAP.

                 (h) The Consolidated forecasted balance sheets, income statements and cash flow statements of the Borrower and its Subsidiaries delivered to the Lender Parties pursuant to
         Section 3.01(j)(xi) or 5.03 were prepared in good faith on the basis of the assumptions stated therein, which assumptions were fair in the light of conditions existing at the time of delivery of such forecasts, and represented, at the time of delivery, the Borrower's reasonable estimate of its future financial performance (although the actual results during the periods covered by such forecasts may differ materially from the forecasted results).

                 (i) Neither the Information Memorandum nor any other information, exhibit or report (other than financial projections and pro forma financial information) furnished by or on behalf any Loan Party to any Agent or any Lender Party in connection with the Loan Documents or the Related Documents or pursuant to the terms of the Loan Documents contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made therein, in light of the circumstances in which any such statements were made, not misleading.

                 (j) There is no action, suit, investigation, litigation, arbitration or proceeding pending or, to the best knowledge of the Borrower, threatened against or affecting any Loan Party or any of its Subsidiaries or any of the property or assets thereof in any court or before any arbitrator or by or before any Governmental Authority of any kind that (i) either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect (other than the Disclosed Litigation) or (ii) purports to affect the legality, validity, binding effect or enforceability of any of the Loan Documents or the Related Documents or any aspect of the Transaction or any of the other transactions contemplated hereby or thereby; and there has been no adverse change in the status, or financial effect on any Loan Party or any of its Subsidiaries, of the Disclosed Litigation from that described on Schedule 3.01(g) which could reasonably be expected to have a Material Adverse Effect.

                 (k) Each Loan Party is the legal and beneficial owner of the Collateral purported to be owned thereby under the Collateral Documents, free and clear of all Liens, except for the liens and security interests created under the Collateral Documents or permitted by Section 5.02(a). The Collateral Documents create valid and perfected first priority liens on and security interests (subject to Liens permitted by Section 5.02(a)) in the Collateral in favor of the Administrative Agent, for the benefit of the Secured Parties, securing the payment of the Secured Obligations. All of the certificated Equity Interests in the Purchaser and its Subsidiaries that are purported to comprise part of the Collateral have been delivered to the Administrative Agent as required under the terms of the Collateral Documents, together with undated stock powers or other appropriate powers duly executed in blank; and upon completion of the provisions set forth in the Security Agreement, all filings and other actions necessary to perfect and protect the liens and security interests of the Administrative Agent in the Collateral shall have been duly made or taken and are in full force and effect or will be duly made or taken in accordance with the terms of the Loan Documents; upon completion of the provisions set forth in the Security Agreement, all filing fees and recording taxes shall have been paid in full.

                 (l) The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

                 (m) Neither any Loan Party nor any of its Subsidiaries is an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company" (as such terms are defined in the Investment Company Act of 1940, as amended). None of the making of any Advances, the issuance of any Letters of Credit or the application of the proceeds or repayment thereof by the Borrower, or the consummation of the Transaction or any of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

                 (n) Each Loan Party is, individually and together with its Subsidiaries, Solvent.

                 (o) Neither the business nor the property and assets of any Loan Party or any of its Subsidiaries are or have been affected by any fire, explosion, accident, drought, storm, hail, earthquake, embargo, act of God or of the public enemy or other casualty (whether or not covered by insurance) that, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect.

                 (p) There is (i) no unfair labor practice complaint pending or, to the best knowledge of the Borrower, threatened against any Loan Party or any of its Subsidiaries by or before any Governmental Authority and no grievance or arbitration proceeding pending or, to the best knowledge of the Borrower, threatened against any Loan Party or any of its Subsidiaries which arises out of or under any collective bargaining agreement that, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, (ii) no strike, labor dispute, slowdown, stoppage or similar action or grievance pending or, to the best knowledge of the Borrower, threatened against any Loan Party or any of its Subsidiaries which could reasonably be expected to have a Material Adverse Effect and (iii) no union representation question existing with respect to the employees of any Loan Party or any of its Subsidiaries and no union organizing activity taking place with respect to any of the employees of any of them which could reasonably be expected to have a Material Adverse Effect.

                 (q) Except as has not had and could not reasonably be expected to have a Material Adverse Effect, either individually or in the aggregate: (i) No ERISA Event has occurred or is reasonably expected to occur with respect to any Plan.

                 (ii) Neither any Loan Party nor any ERISA Affiliate has incurred or is reasonably expected to incur any Withdrawal Liability to any Multiemployer Plan.

                 (iii) Neither any Loan Party nor any ERISA Affiliate has been notified by the sponsor of a Multiemployer Plan that such

         Multiemployer Plan is in reorganization or has been terminated, within the meaning of Title IV of ERISA, and no such Multiemployer Plan is reasonably expected to be in reorganization or to be terminated, within the meaning of Title IV of ERISA.

                 (r) Except as set forth on Schedule 4.01(r), the operations and properties of each Loan Party and each of its Subsidiaries comply with all applicable Environmental Laws and Environmental Permits except for non-compliance that would not be reasonably likely to have a Material Adverse Effect, all past noncompliance with such Environmental Laws and Environmental Permits has been resolved without material ongoing obligations or costs, and, to the knowledge of the Loan Parties after reasonable inquiry, no circumstances exist that could (i) form the basis of an Environmental Action against any Loan Party or any of its Subsidiaries or any of their properties that could reasonably be expected to have a Material Adverse Effect or (ii) cause any such property to be subject to any restrictions on ownership, occupancy, use or transferability under any Environmental Law that could reasonably be expected to have a Material Adverse Effect.

                 (s) Except as set forth on Schedule 4.01(s) or as could not reasonably be expected to have a Material Adverse Effect: (i) none of the properties currently or formerly owned or operated by any Loan Party or any of its Subsidiaries is listed or, to the knowledge of the Loan Parties after reasonable inquiry, proposed for listing on the NPL or on the CERCLIS or any analogous foreign, state or local list or, to the knowledge of the Loan Parties after reasonable inquiry, is adjacent to any such property, (ii) there are no and never have been any underground or aboveground storage tanks or any surface impoundments, septic tanks, pits, sumps or lagoons in which Hazardous Materials are being or have been treated, stored or disposed on any property currently owned or operated by any Loan Party or any of its Subsidiaries or, to the knowledge of the Loan Parties after reasonable inquiry, on any property formerly owned or operated by any Loan Party or any of its Subsidiaries during the time such property was owned or operated by such Loan Party or Subsidiary,
         (iii) there is no asbestos or asbestos-containing material on any property currently owned or operated by any Loan Party or any of its Subsidiaries and (iv) Hazardous Materials have not been released, discharged or disposed of on any property currently owned or operated by any Loan Party or any of its Subsidiaries or, with respect to any property formerly owned or operated by any Loan Party or any of its Subsidiaries, during the time such property was owned or operated by such Loan Party or Subsidiary.

                 (t) Except as set forth on Schedule 4.01(t) or as could not, either individually or in the aggregate, reasonably be likely to have a Material Adverse Effect, neither any Loan Party nor any of its Subsidiaries is undertaking, and has not completed, either individually or together with other potentially responsible parties, any investigation or assessment or remedial or response action relating to any actual or threatened release, discharge or disposal of Hazardous Materials at any site, location or operation, either voluntarily or pursuant to the order of any Governmental Authority or the requirements of any Environmental Law; and all Hazardous Materials generated, used, treated, handled or stored at, or transported to or from, any property currently or formerly owned or operated by any Loan Party or any of its Subsidiaries have been disposed of in a manner not reasonably expected to result in material liability to any Loan Party or any of its Subsidiaries.

                 (u) Each Loan Party and each of its Subsidiaries and Affiliates have filed, have caused to be filed or have been included in all federal tax returns and all material tax returns (state, local, foreign or otherwise) required to be filed and have paid all material taxes, assessments, levies, fees and other charges shown thereon (or on any assessments received by any such Person or of which any such Person has been notified) to be due and payable, together with applicable interest and penalties, except for any such taxes, assessments, levies, fees and other charges the amount, applicability or validity of which is being contested in good faith and by appropriate proceedings diligently conducted and with respect to which such Loan Party or such Subsidiary or Affiliate, as the case may be, has established appropriate and adequate reserves in accordance with GAAP.

                 (v) Set forth on Schedule 4.01(v) hereto is a complete and accurate list, as of the date of this Agreement, of each Open Year of each Loan Party and each of its Subsidiaries and Affiliates for which federal income tax returns have been filed and for which the expiration of the applicable statute of limitations for assessment or collection has not occurred by reason of extension or otherwise (each, an "Open Year").

                 (w) As of the date hereof, no issues have been raised by the Internal Revenue Service in any manner whatsoever, whether by proposed adjustment or otherwise, with respect to the federal income tax liability of the Loan Parties or any of their respective Subsidiaries and Affiliates for any Open Years that, in the aggregate, would be reasonably likely to have a Material Adverse Effect.

                 (x) As of the date hereof, no issues have been raised by any state, local or foreign taxing authority in any manner whatsoever, whether by proposed adjustment or otherwise, with respect to the state, local and foreign tax liability of the Loan Parties or any of their respective Subsidiaries and Affiliates that, in the aggregate, would be reasonably likely to have a Material Adverse Effect.

                 (y) No "ownership change" as defined in Section 382(g) of the Internal Revenue Code, and no event that would result in the application of the "separate return limitation year" or "consolidated return change of ownership" limitations under the federal income tax consolidated return regulations, has occurred with respect to the Borrower or the Company.

                 (z) The Borrower, on behalf of itself and its Subsidiaries, (i) has initiated a review and assessment of all areas within its and each of its Subsidiaries' business and operations (including those affected by suppliers, vendors and customers) that could reasonably expected to be adversely affected by the risk that computer applications used by the Borrower or any of its Subsidiaries (or by their respective suppliers, vendors and customers) may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999 (collectively, the "Year 2000 Problem"), (ii) has developed a plan and time line for addressing the Year 2000 Problem on a timely basis and (iii) has implemented such plan to date in accordance in all material respects with such timetable. Based on the foregoing, the Borrower believes that all computer applications (including those of its and each of its Subsidiary's suppliers, vendors and customers) that are material to its or any of its Subsidiaries' business and operations are reasonably expected on a timely basis to be able to perform properly date-sensitive functions for all dates before and after January 1, 2000, except to the extent that a failure to do so, either individually or in the aggregate, could not reasonably be expected to have Material Adverse Effect.

                 (aa) Set forth on Part A of Schedule 4.01(aa) hereto is a complete and accurate list, as of the date of this Agreement, of all of the Existing Debt of the Company or any of its Subsidiaries (other than the Surviving Debt), showing, as of such date, the Loan Party party thereto, the principal amount outstanding thereunder, the interest rate thereon, the scheduled maturity date thereof and the amortization schedule, if any, therefor. Set forth on Part B of
         Schedule 4.01(aa) hereto is a complete and accurate list, as of the date of this Agreement, of all of the Surviving Debt on such date, showing, as of such date, each of the Loan Parties party thereto, the principal amount outstanding thereunder, the interest rate thereon, the scheduled maturity date thereof and the amortization schedule, if any, therefor.

                 (bb) Set forth on Part A of Schedule 4.01(bb) hereto is a complete and accurate list of all real property owned by any Loan Party or any of its Subsidiaries as of the date hereof, showing as of the date hereof the street address, county or other relevant jurisdiction, state, record owner and book value thereof. Each Loan Party or such Subsidiary has good, marketable and insurable fee simple title to such real property, free and clear of all Liens, other than Liens created or permitted by the Loan Documents. Set forth on Part B of Schedule 4.01(bb) hereto is a complete and accurate list of all leases of real property under which any Loan Party or any of its Subsidiaries is the lessee as of the date hereof, showing as of the date hereof the street address, county or other relevant jurisdiction, state, lessor, lessee, expiration date and annual rental cost thereof. As of the date hereof, each such lease is the legal, valid and binding obligation of the lessor thereof, enforceable in accordance with its terms.

                 (cc) Set forth on Schedule 4.01(cc) hereto is a complete and accurate list, as of the date of this Agreement, of all of the Investments (other than cash and Cash Equivalents) held by any Loan Party or any of its Subsidiaries, showing, as of such date, the amount, the obligor or issuer thereof and the maturity, if any, thereof.

                 (dd) Set forth on Schedule 4.01(dd) hereto is a complete and accurate list, as of the date hereof, of all patents, trademarks, trade names, service marks and copyrights, and all applications therefor and licenses thereof, of each Loan Party or any of its Subsidiaries, showing as of the date hereof the jurisdiction in which registered, the registration number, the date of registration and the expiration date.

                 (ee) In respect of the potential liability (the "Cotton Liability") arising from the higher residual levels of hydrogen peroxide in the cotton that the Borrower's pharmaceutical coil business received from its supplier during the period from March 1998 through November 1998, the Borrower, based upon a review and investigation of the Cotton Liability and upon advice of counsel and taking into account the levels of insurance, including and assuming for this purpose the purchase of the Supplemental Insurance (as defined in the Merger Agreement) and potential defenses, claims and counterclaims available to the Borrower in respect of the Cotton

         Liability, the Borrower believes at the date hereof that the Cotton Liability will not have a Material Adverse Effect.

                 (ff) Neither the making of any Advance nor the use of the proceeds thereof in accordance with this Agreement will violate the provisions of Regulation T, U or X of the Board of Governors of the Federal Reserve System.


                                   ARTICLE V

                                   COVENANTS

         SECTION 5.1. Affirmative Covenants. So long as any Advance shall remain unpaid, any Letter of Credit shall be outstanding or any Lender Party shall have any Commitment hereunder, each of Holdings, the Purchaser and the Borrower will:

                 (a) Compliance with Laws, Etc. Comply, and cause each of its Subsidiaries to comply, in all material respects, with all applicable laws, rules, regulations and orders, such compliance to include, without limitation, compliance with ERISA and the Racketeer Influenced and Corrupt Organizations Chapter of the Organized Crime Control Act of 1970.

                 (b) Payment of Taxes, Etc. Pay and discharge, and cause each of its Subsidiaries to pay and discharge, before the same shall become delinquent, (i) all material taxes, assessments and governmental charges or levies imposed upon it or upon its property and (ii) all material lawful claims that, if unpaid, might by law become a Lien upon its property; provided, however, that neither the Borrower nor any of its Subsidiaries shall be required to pay or discharge any such tax, assessment, charge or claim that is being contested in good faith and by proper proceedings and as to which appropriate reserves in the aggregate are being maintained, unless and until any Lien resulting therefrom attaches to its property and collection, execution, levy or foreclosure proceedings shall have been commenced with respect thereto enforceable against its other creditors.

                 (c) Compliance with Environmental Laws. Comply, and cause each of its Subsidiaries to comply, and take all reasonable efforts to cause all lessees and other Persons operating or occupying its properties to comply, in all material respects, with all applicable Environmental Laws and Environmental Permits; obtain and renew and cause each of its Subsidiaries to obtain and renew all Environmental Permits material to its operations and properties; and conduct, and cause each of its Subsidiaries to conduct, any investigation, study, sampling and testing, and undertake any cleanup, removal, remedial or other action necessary to remove and clean up all Hazardous Materials from any of its properties, in accordance with (but only to the extent required by) the requirements of all Environmental Laws; provided, however, that neither Holdings, the Purchaser, the Borrower nor any of its Subsidiaries shall be required to undertake any such cleanup, removal, remedial or other action to the extent that its obligation to do so is being contested in good faith and by proper proceedings and appropriate reserves are being maintained in accordance with GAAP with respect to such circumstances or to the extent that its failure to do so could not reasonably be expected to have a Material Adverse Effect.

                 (d) Maintenance of Insurance. Maintain, and cause each of its Subsidiaries to maintain, insurance with responsible and reputable insurance companies or associations in such amounts and covering such risks as is usually carried by companies engaged in similar businesses and owning similar properties in the same general areas in which the Borrower or such Subsidiary operates.

                 (e) Preservation of Corporate Existence, Etc. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its existence, legal structure, legal name, rights (charter and statutory), permits, licenses, approvals, privileges and franchises; provided, however, that the Purchaser and the Borrower may consummate the Merger and any other merger or consolidation permitted under Section 5.02(d); provided further that neither Holdings nor the Purchaser nor the Borrower nor any of its Subsidiaries shall be required to preserve any right, permit, license, approval, privilege or franchise if the Board of Directors of Holdings, the Purchaser, the Borrower or such Subsidiary shall determine in good faith that the preservation thereof is no longer desirable in the conduct of the business of Holdings, the Purchaser, the Borrower or such Subsidiary, as the case may be, and that the loss thereof could not reasonably be expected to have a Material Adverse Effect.

                 (f) Visitation Rights. At any reasonable time and upon reasonable notice and from time to time, permit the Administrative Agent or any of the Lender Parties or any agents or representatives thereof, to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any of its Subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any of its Subsidiaries with any of their officers or directors and with their independent certified public accountants, provided that, so long as no Default or Event of

         Default under Section 6.01(a) or 6.01(f) has occurred and is continuing, the Administrative Agent or such Lender Party shall give the Borrower prior notice of its discussions with such public accountants and the opportunity, at its option, to participate in such discussions.

                 (g) Preparation of Environmental Reports. Upon the occurrence of an Event of Default and at the request of the Administrative Agent from time to time (but no more often than once every two years), provide to the Lender Parties within 60 days after such request, at the expense of the Borrower, an environmental site assessment report for any of the properties subject to a Mortgage, prepared by an environmental consulting firm acceptable to the Administrative Agent, indicating the presence or absence of Hazardous Materials and the estimated cost of any compliance, removal or remedial action in connection with any Hazardous Materials on such properties.

                 (h) Keeping of Books. Keep, and cause each of its Subsidiaries to keep, proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and business of the Borrower and each such Subsidiary in accordance with generally accepted accounting principles in effect from time to time.

                 (i) Maintenance of Properties, Etc. Maintain and preserve, and cause each of its Subsidiaries to maintain and preserve, all of its properties that are used or useful in the conduct of its business in good working order and condition, ordinary wear and tear excepted.

                 (j) Compliance with Terms of Leaseholds. Make all payments and otherwise perform all obligations in respect of all leases of real property to which the Borrower or any of its Subsidiaries is a party, keep such leases in full force and effect and not allow such leases to lapse or be terminated or any rights to renew such leases to be forfeited or canceled, notify the Administrative Agent of any default by any party with respect to such leases and cooperate with the Administrative Agent in all respects to cure any such default, and cause each of its Subsidiaries to do so, except, in any case, where the failure to do so, either individually or in the aggregate, would not be reasonably likely to have a Material Adverse Effect.

                 (k) Performance of Merger Agreement. Perform and observe all of the terms and provisions of the Merger Agreement to be performed or observed by it, maintain the Merger Agreement in full force and effect, enforce the Merger Agreement in accordance with its terms, take all such action to such end as may be from time to time requested by the Administrative Agent and, upon request of the Administrative Agent, make to each other party to the Merger Agreement such demands and requests for information and reports or for action as the Borrower is entitled to make under the Merger Agreement, in each case except to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

                 (l) Transactions with Affiliates. Conduct, and cause each of its Subsidiaries to conduct, all transactions otherwise permitted under the Loan Documents with any of their Affiliates on terms that are fair and reasonable and no less favorable to the Borrower or such Subsidiary than it would obtain in a comparable arm's-length transaction with a Person not an Affiliate, other than
         (x) so long as no Default under Section 5.04, 6.01(a) or 6.01(f) has occurred and is continuing, aggregate fees of up to $240,000 in any calendar year to JWC or its Affiliates and (y) transactions conducted in the ordinary course of business on a basis consistent with past practices with Holdings and its Subsidiaries or with the joint ventures to which the Borrower or any of its Subsidiaries is a party.

                 (m) Covenant to Give Security. Upon the request of the Administrative Agent following the occurrence and during the continuance of a Default, and at the expense of the Borrower,
         (i) within 10 days after such request, furnish to the Administrative Agent a description of the real and personal properties of the Borrower and its Subsidiaries in detail satisfactory to the Administrative Agent, (ii) within 15 days after receiving drafts thereof, duly execute and deliver to the Administrative Agent mortgages, pledges, assignments and other security agreements, as specified by and in form and substance satisfactory to the Administrative Agent, securing payment of all the Obligations of the Borrower under the Loan Documents and constituting Liens on all such properties, (iii) within 30 days after such request, take whatever action (including, without limitation, the recording of mortgages, the filing of Uniform Commercial Code financing statements, the giving of notices and the endorsement of notices on title documents) may be necessary or advisable in the opinion of the Administrative Agent to vest in the Administrative Agent (or in any representative of the Administrative Agent designated by it) valid and subsisting Liens on the properties purported to be subject to the security agreements delivered pursuant to this Section 5.01(m), enforceable against all third parties in accordance with their terms, (iv) within 60 days after such request, deliver to the Administrative Agent a signed copy of a favorable opinion, addressed to the Administrative

         Agent, of counsel for the Borrower acceptable to the Administrative Agent as to the matters contained in clauses (i), (ii) and (iii) above, as to such security agreements being legal, valid and binding obligations of the Borrower and its Subsidiaries enforceable in accordance with their terms and as to such other matters as the Administrative Agent may reasonably request, (v) as promptly as practicable after such request, deliver to the Administrative Agent surveys meeting the criteria specified in Section 5.01(q) and Mortgage Policies as to each parcel of real property subject to such request and (vi) at any time and from time to time, promptly execute and deliver any and all further instruments and documents and take all such other action as the Administrative Agent may deem desirable in obtaining the full benefits of, or in preserving the Liens of, such security agreements.

                 (n) Interest Rate Hedging. Enter into prior to October 30, 1999, and maintain at all times thereafter, interest rate Hedge Agreements with Persons acceptable to the Administrative Agent, covering a notional amount of not less than 50% of the sum of the aggregate amount of the Term A Advances and the Term B Advances and providing for such Persons to make payments thereunder for a period of no less than two years on terms acceptable to the Administrative Agent.

                 (o) Additional Loan Parties. Cause each newly organized or acquired Subsidiary of Holdings (whether direct or indirect) that is not a controlled foreign corporation under Section 957 of the Internal Revenue Code, prior to or concurrently with any Investment by any of the Loan Parties or any of their Subsidiaries therein:

                          (i)  to execute and deliver to the
                 Administrative Agent, on behalf of the Secured Parties, if such Subsidiary is a wholly owned Subsidiary of one or more of the Loan Parties and their Subsidiaries, (1) a Security Agreement Supplement and/or, if necessary or in the reasonable opinion of the Administrative Agent desirable (and requested thereby) to properly create and perfect a lien and security interest in the capital stock (or other ownership or profit interests) in, or the property and assets of, such Subsidiary, one or more other mortgages in respect of any real property owned by such Subsidiary with a fair market value as at the date of such Investment in excess of $2,500,000, security agreements or pledge agreements (or other similar documents), in form and substance reasonably satisfactory to the Administrative Agent, (2) a Guaranty Supplement and (3) in each case, such other agreements, instruments, certificates or documents as the Administrative Agent may reasonably request, in each case in form and substance reasonably satisfactory to the Administrative Agent;

                          (ii)  if such Subsidiary is a wholly owned
                 Subsidiary of one or more of the Loan Parties and their Subsidiaries, such Subsidiary and the owners of all of the capital stock (or other ownership or profit interests) therein shall have taken or shall take all of the other actions that may be necessary or that the Administrative Agent may reasonably deem desirable in order (A) to perfect and protect any Liens granted under the Collateral Documents, the Security Agreement Supplement and, if applicable, the other mortgages, security agreements and pledge agreements referred to in clause (i) of this Section 5.0(o) and (B) to enable the Administrative Agent and the Lender Parties to exercise and enforce their rights and remedies under the Loan Documents; and

                          (iii)  upon the reasonable request of the
                 Administrative Agent, signed copies of one or more favorable opinions of appropriate local counsel for each jurisdiction in which a Mortgage is being provided, covering such matters as the Administrative Agent may reasonably request.

                 (p) Change of Control Put. Within 15 days following the consummation of the Stock Tender Offer, mail the notice required by
         Section 3.08(a) of the Senior Note Indenture of the Senior Notes and specify in such notice that the "Purchase Date" (as defined in the Senior Note Indenture) shall be no later than 30 days from the date such notice is mailed.

                 (q) Conditions Subsequent to the Date of the Initial Extension of Credit. Within 60 days following the date of the Initial Extension of Credit, furnish to the Administrative Agent deeds of trust, trust deeds, mortgages in form and substance reasonably satisfactory to the Administrative Agent and covering the properties listed on Schedule 5.01(q) (together with each other mortgage delivered pursuant to Section 5.01(o), in each case as amended, supplemented or otherwise modified from time to time in accordance with their terms, the "Mortgages"), duly executed by the appropriate Loan Party, together with:

                          (A) evidence that counterparts of the Mortgages have been duly recorded on or before such date in all filing or recording of files that the Administrative Agent may deem necessary or desirable in order to create a valid first and subsisting Lien on the property described therein (subject to Liens permitted by Section 5.02(a)) in favor of the Secured Parties and that all filings and recording taxes and fees have been paid,

                          (B) fully paid American Land Title Association Lender's Extended Coverage title insurance policies (the "Mortgage Policies") in form and substance, with endorsements and in amount acceptable to the Administrative Agent, issued, coinsured and reinsured by title insurers acceptable to the Administrative Agent, insuring the Mortgages to be valid first and subsisting Liens on the property described therein, free and clear of all defects (including, but not limited to, mechanics' and materialmen's Liens) and encumbrances, excepting only Permitted Encumbrances, and providing for such other affirmative insurance (including endorsements for future advances under the Loan Documents and for mechanics' and materialmen's Liens) and such coinsurance and direct access reinsurance as the Administrative Agent may deem necessary or desirable,

                          (C)  American Land Title Association form
                 surveys, dated as of a date reasonably satisfactory to the Administrative Agent, certified to the Administrative Agent and the issuer of the Mortgage Policies in a manner satisfactory to the Administrative Agent by a land surveyor duly registered and licensed in the States in which the property described in such surveys is located and acceptable to the Administrative Agent, showing all buildings and other improvements, any off-site improvements, the location of any easements, parking spaces, rights of way, building set-back lines and other dimensional regulations and the absence of encroachments, either by such improvements or on to such property, and other defects, other than encroachments and other defects acceptable to the Administrative Agent,

                          (D) evidence of the insurance required by the terms of the Mortgages,

                          (E)  evidence that all other action that the
                 Administrative Agent may deem necessary or desirable in order to create valid first and subsisting Liens on the property described in the Mortgages has been taken, and

                          (F)  favorable opinions of local counsel
                 reasonably satisfactory to the Administrative Agent for each jurisdiction in which a Mortgage is being provided, covering such matters as the Administrative Agent may reasonably request.

                 (r) Pledged Shares. On or prior to May 3, 1999, deliver to the Administrative Agent certificates representing the Pledged Shares issued by the Company and the Foreign Subsidiaries other than Personna Israel Ltd., Personna International (Deutschland) GmbH and Personna International de Mexico, S.A. de C.V., (ii) on or prior to May 17, 1999, deliver to the Administrative Agent certificates representing the Pledged Shares issued by Personna Israel Ltd. and
         (iii) on or prior to August 3, 1999, deliver to the Administrative Agent certificates representing the Pledged Shares issued by Personna International de Mexico, S.A. de C.V.

                 (s) Termination of Financing Statements. Upon the request of the Administrative Agent, and at the expense of the Borrower, within 10 days after such request, furnish to the Administrative Agent proper termination statements on Form UCC-3 covering such financing statements as the Administrative Agent may reasonably request that were listed in the completed requests for information referred to in Section 3.01(j)(viii)(C).

         SECTION 5.2. Negative Covenants. So long as any Advance shall remain unpaid, any Letter of Credit shall be outstanding or any Lender Party shall have any Commitment hereunder, neither Holdings nor the Borrower will, at any time:

                 (a) Liens, Etc. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien on or with respect to any of its properties of any character (including, without limitation, accounts) whether now owned or hereafter acquired, or sign or file or suffer to exist, or permit any of its Subsidiaries to sign or file or suffer to exist, under the Uniform Commercial Code of any jurisdiction, a financing statement that names Holdings or any of its Subsidiaries as debtor, or sign or suffer to exist, or permit any of its Subsidiaries to sign or suffer to exist, any security agreement authorizing any secured party thereunder to file such financing statement, or assign, or permit any of its Subsidiaries to assign, any accounts or other right to receive income, excluding, however, from the operation of the foregoing restrictions the following:

                          (i)  Liens created under the Loan Documents;

                          (ii) Permitted Liens;

                          (iii)  in the case of the Borrower and its
                 Subsidiaries, Liens existing on the date hereof and described on Schedule 5.02(a) hereto;

                          (iv)  in the case of the Borrower and its
                 Subsidiaries, purchase money Liens upon or in real property or equipment acquired or held by the Borrower or any of its Subsidiaries in the ordinary course of business to secure the purchase price of such property or equipment or to secure Debt incurred solely for the purpose of financing the acquisition, construction or improvement of any such property or equipment to be subject to such Liens, or Liens existing on any such property or equipment at the time of acquisition (other than any such Liens created in contemplation of such acquisition that do not secure the purchase price of such real property or equipment), or extensions, renewals or replacements of any of the foregoing for the same or a lesser amount; provided, however, that no such Lien shall extend to or cover any real property or equipment other than the property or equipment being acquired, constructed or improved, and no such extension, renewal or replacement shall extend to or cover any property not theretofore subject to the Lien being extended, renewed or replaced; and provided further that the aggregate principal amount of the Debt secured by Liens permitted by this clause (iv) shall not exceed the amount permitted under
                 Section 5.02(b)(iii)(B) at any time outstanding;

                          (v)  in the case of the Borrower and its
                 Subsidiaries, Liens arising in connection with Capitalized Leases permitted under Section 5.02(b)(iii)(C); provided that no such Lien shall extend to or cover any property or assets other than the property and assets subject to such Capitalized Leases;

                          (vi)  in the case of the Borrower and its
                 Subsidiaries, other Liens affecting property with an aggregate fair value not to exceed $5,000,000; and

                          (vii)  in the case of the Borrower and its
                 Subsidiaries, the replacement, extension or renewal of any Lien permitted by clause (iii) above upon or in the same property theretofore subject thereto or the replacement, extension or renewal (without increase in the amount or change in any direct or contingent obligor) of the Debt secured thereby.

                 (b) Debt. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Debt other than:

                      (i)  in the case of the Borrower,

                               (A)  Subordinated Debt evidenced by the
                          Subordinated Notes,

                               (B)  Debt in respect of Hedge Agreements
                          designed to hedge against currency fluctuations and fluctuations in interest rates on floating rate Debt otherwise permitted hereby; and

                               (C)  Contingent Obligations of the
                          Borrower guaranteeing all or any portion of the outstanding Debt of any of the Borrower's Subsidiaries, provided that each such Debt of any such Subsidiary is otherwise permitted under the terms of the Loan Documents;

                          (ii) in the case of any of the Subsidiaries of the Borrower, Debt owed to the Borrower or to a Loan Party; and

                          (iii) in the case of Holdings and any of its Subsidiaries,

                                  (A)  Debt under the Loan Documents,

                                  (B)  in the case of the Borrower and its
                          Subsidiaries, Debt secured by Liens permitted by
                          Section 5.02(a)(iv) not to exceed in the aggregate (together with the aggregate amount of Debt outstanding at such time pursuant to the provisions of clause (iii)(C) below) $15,000,000 at any time outstanding,

                                  (C)  in the case of the Borrower and its
                          Subsidiaries, Capitalized Leases not to exceed in the aggregate (together with the aggregate amount of Debt outstanding at such time pursuant to the provisions of clause (iii)(B) above) $15,000,000 at any time outstanding,

                                  (D)  the Surviving Debt, and any Debt
                          extending the maturity of, or refunding or refinancing, in whole or in part, any Surviving Debt, provided that the terms of any such extending, refunding or refinancing Debt, and of any agreement entered into and of any instrument issued in connection therewith, are otherwise permitted by the Loan Documents, provided further that the principal amount of such Surviving Debt shall not be increased above the principal amount thereof outstanding immediately prior to such extension, refunding or refinancing, and the direct and contingent obligor therefor shall not be changed, as a result of or in connection with such extension, refunding or refinancing, and

                                  (E)  Debt of any Person that becomes a
                          Subsidiary of the Borrower after the date hereof in accordance with the terms of Section 5.02(e) that is existing at the time such Person becomes a Subsidiary of the Borrower (other than Debt incurred solely in contemplation of such Person becoming a Subsidiary of the Borrower),

                                  (F)  in the case of Holdings, the
                          Holdings Debt,

                                  (G)  in the case of the Borrower and its
                          Subsidiaries, indorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, and

                                  (H)  in the case of the Borrower and its
                          Subsidiaries, Debt aggregating (together with the aggregate amount of Debt outstanding at such time pursuant to the provisions of clauses (iii)(B) and
                          (iii)(C) above) not more than $25,000,000 at any one time outstanding.

                 (c) Mergers, Etc. Merge into or consolidate with any Person or permit any Person to merge into it, or permit any of its Subsidiaries to do so, except that (i) the Purchaser and the Borrower may consummate the Merger, (ii) any Subsidiary of the Borrower may merge into or consolidate with any other Subsidiary of the Borrower provided that, in the case of any such merger or consolidation, the Person formed by such merger or consolidation shall be a wholly owned Subsidiary of the Borrower, and (iii) any of the Borrower's Subsidiaries may merge into the Borrower; provided, however, that in each case, immediately after giving effect thereto, no event shall occur and be continuing that constitutes a Default and, in the case of any such merger to which the Borrower is a party, the Borrower is the surviving corporation.

                 (d) Sales, Etc., of Assets. Sell, lease, transfer or otherwise dispose of, or permit any of its Subsidiaries to sell, lease, transfer or otherwise dispose of, any assets, or grant any option or other right to purchase, lease or otherwise acquire any asset other than inventory to be sold in the ordinary course of its business, except:

                      (i) sales of inventory in the ordinary course of its business,

                      (ii) in a transaction authorized by subsection (c) of this Section,

                     (iii) sales of assets for cash and for fair value in an aggregate amount not to exceed $5,000,000 in any Fiscal Year,

                     (iv) the sale of any asset by the Borrower or any Subsidiary (other than a bulk sale of inventory and a sale of receivables other than delinquent accounts for collection purposes only) so long as (A) the purchase price paid to the Borrower or such Subsidiary for such asset shall be no less than the fair market value of such asset at the time of such sale, (B) the purchase price for such asset shall be paid to the Borrower or such Subsidiary at least 80% in cash and (C) the aggregate purchase price paid to the Borrower and all of its Subsidiaries for such asset and all other assets sold by the Borrower and its Subsidiaries during the same Fiscal Year pursuant to this clause (iv) shall not exceed $5,000,000,

                      (v) so long as no Default shall occur and be continuing, the grant of any option or other right to purchase any asset in a transaction which would be permitted under the provisions of clause (iv) above,

                      (vi) the sale by the Borrower of Hewitt so long as (A) the purchase price paid to the Borrower shall be no less than the fair market value of Hewitt at the time of such sale and (B) the purchase price for such asset shall be paid to the Borrower at least 80% in cash, and

                       (vii) sales, transfers or other dispositions of obsolete or surplus equipment or other assets in the ordinary course of business,

         provided that in the case of sales of assets pursuant to clauses (iv) and (vi) above, the Borrower shall, on the date of receipt by the Borrower or any of its Subsidiaries of the Net Cash Proceeds from such sale, prepay the Advances pursuant to, and in the amount and order of priority set forth in, Section 2.06(b)(ii), as specified therein.

                 (e) Investments in Other Persons. Make or hold, or permit any of its Subsidiaries to make or hold, any Investment in any Person other than:

                      (i)  Investments by the Borrower and its
                 Subsidiaries in their Subsidiaries that are Loan Parties outstanding on the date hereof and additional investments in Subsidiaries that are Loan Parties;

                      (ii) loans and advances by the Borrower and its Subsidiaries to employees in an aggregate principal amount not to exceed $1,500,000 at any time outstanding;

                      (iii) Investments by the Borrower and its
                 Subsidiaries in Cash Equivalents;

                      (iv)  Investments by the Borrower in Hedge
                 Agreements permitted under Section 5.02(b)(i)(B);

                       (v) Investments consisting of intercompany Debt permitted under Section 5.02(b)(ii);

                      (vi) Investments existing on the date hereof and described on Schedule 4.01(cc) hereto;

                      (vii) Investments by the Borrower or any of its
                 Subsidiaries in Subsidiaries that are controlled foreign corporations under Section 957 of the Internal Revenue Code in an aggregate amount invested not to exceed $5,000,000;

                    (viii) Investments by the Borrower consisting of Contingent Obligations permitted under Section
                 5.02(b)(i)(C);

                      (ix) Investments consisting of promissory notes as partial consideration for the sale of any asset permitted under Section 5.02(d);

                       (x) Investments by Holdings in the Purchaser and the Borrower (after consummation of the Stock Tender Offer);

                       (xi) Investments by the Company in (A) the
                 Holdings Debt or (B) a loan to Holdings on terms and conditions reasonably satisfactory to the Administrative Agent, provided that (1) the aggregate amount so invested shall not exceed $15,000,000, (2) at the time of such Investment, at least an aggregate principal amount of Senior Notes equal to $55,000,000 shall be outstanding and (3) such Investment shall not be made until after the "Purchase Date" (as defined in the Senior Note Indenture) under Section 3.08(a) of the Senior Note Indenture shall have occurred;

                      (xii) other Investments in an aggregate amount invested (including the amount of Debt assumed in connection with such Investments) not to exceed $20,000,000; provided that (A) up to an aggregate amount of $5,000,000 of such Investments may be in Persons other than wholly-owned Subsidiaries and (B) with respect to any Investments made under this clause (xi), immediately before and after giving effect thereto, no Default shall have occurred and be continuing or would result therefrom.

                 (f) Dividends, Etc. Declare or pay any dividends, purchase, redeem, retire, defease or otherwise acquire for value any of its capital stock or any warrants, rights or options to acquire such capital stock, now or hereafter outstanding, return any capital to its stockholders as such, make any distribution of assets, capital stock, warrants, rights, options, obligations or securities to its stockholders as such, or permit any of its Subsidiaries to do any of the foregoing or permit any of its Subsidiaries to purchase, redeem, retire, defease or otherwise acquire for value any capital stock of Holdings or the Borrower or any warrants, rights or options to acquire such capital stock or to issue or sell any capital stock or any warrants, rights or options to acquire such capital stock, except that, so long as no Default shall have occurred and be continuing at the time of any action described in clauses (i) and (ii) below or would result therefrom, (i) the Borrower may (A) declare and pay dividends and distributions payable only in common stock of the Borrower, (B) except to the extent the Net Cash Proceeds thereof are required to be applied to the prepayment of the Advances pursuant to

         Section 2.06(b), purchase, redeem, retire, defease or otherwise acquire shares of its capital stock with the proceeds received from the issue of new shares of its capital stock with equal or inferior voting powers, designations, preferences and rights, (C) declare and pay cash dividends to Holdings for operating expenses in an aggregate amount not to exceed $100,000 in any Fiscal Year, (D) on or after the date of the issuance of the Subordinated Notes, declare and pay cash dividends to Holdings to enable Holdings to prepay in whole or in part the Holdings Debt, so long as the Borrower has complied with the provisions of Section 2.06(b), (E) declare and pay cash dividends after the fifth anniversary of the date hereof to Holdings to enable Holdings to pay the current portion of interest on the Holdings Debt to the extent such interest is required, by the terms of the Holdings Debt Documents, to be paid in cash and (F) pay cash dividends to Holdings to enable Holdings to repurchase shares of its common stock from officers or employees of Holdings and its Subsidiaries, in an aggregate amount in any calendar year not in excess of the sum of $1,500,000 plus any amount permitted to be so used in the prior calendar year pursuant to this clause (E) and not so used; and (ii) any Subsidiary of the Borrower may (A) declare and pay cash dividends to the Borrower and (B) declare and pay cash dividends to any other Subsidiary of the Borrower of which it is a Subsidiary.

                 (g) Change in Nature of Business. (i) In the case of Holdings, engage in any business or activity other than (A) holding the capital stock of the Borrower and (B) entering into, and performing its obligations under, the Loan Documents, the Related Documents and certain related documents and (ii) in the case of the Borrower and its Subsidiaries cease to continue to be engaged primarily in the business carried on by the Borrower and its Subsidiaries as at the date hereof or in the consumer personal care or beauty products business.

                 (h) Charter Amendments. Amend, or permit any of its Subsidiaries to amend, its certificate of incorporation or bylaws in any manner materially adverse to the interests of the Lender Parties.

                 (i) Accounting Changes. Make or permit, or permit any of its Subsidiaries to make or permit, any change in (i) accounting policies or reporting practices, except as permitted by generally accepted accounting principles or (ii) Fiscal Year.

                 (j) Prepayments, Etc., of Debt. Prepay, redeem, purchase, defease or otherwise satisfy prior to the scheduled maturity thereof in any manner, or make any payment in violation of any subordination terms of, the Holdings Debt or any Subordinated Debt, other than (i) regularly scheduled or required repayments or redemptions of such Debt and (ii) the prepayment of the Holdings Debt with the Net Cash Proceeds of the Subordinated Notes, or amend, modify or change in any manner materially adverse to the interests of the Lender Parties any term or condition of any Surviving Debt or Subordinated Debt, or permit any of its Subsidiaries to do any of the foregoing.

                 (k) Amendment, Etc., of Related Documents. Cancel or terminate any Related Document or consent to or accept any cancellation or termination thereof (except, in the case of the Holdings Debt Documents, in connection with any permitted repayment thereof), amend, modify or change in any manner any term or condition of any Related Document or give any consent, waiver or approval thereunder, waive any default under or any breach of any term or condition of any Related Document, agree in any manner to any other amendment, modification or change of any term or condition of any Related Document, in each case with respect to the foregoing in a manner that would materially adversely affect the rights or interests of the Administrative Agent or any Lender Party or take any other action in connection with any Related Document that would impair the value of the interest or rights of the Borrower thereunder or that would materially adversely affect the rights or interests of the Administrative Agent or any Lender Party, or permit any of its Subsidiaries to do any of the foregoing.

                 (l) Negative Pledge. Enter into or suffer to exist, or permit any of its Subsidiaries to enter into or suffer to exist, any agreement prohibiting or conditioning the creation or assumption of any Lien upon any of its property or assets other than (i) in favor of the Secured Parties or (ii) in connection with (A) any Surviving Debt, (B) any Debt permitted by Section 5.02(b)(i)(A) hereof or (C) any Debt permitted by Section 5.02(a) to be secured so long as such restriction only applies to the assets covered by the relevant Lien.

                 (m) Partnerships, Etc. Become a general partner in any general or limited partnership, or permit any of its Subsidiaries to do so, other than any Subsidiary the sole assets of which consist of its interest in such partnership.

                 (n) Speculative Transactions. Engage, or permit any of its Subsidiaries to engage, in any transaction involving commodity options or futures contracts or any similar speculative transactions, except for Hedge Agreements permitted under Section 5.02(b).

                 (o) Capital Expenditures. Make, or permit any of its Subsidiaries to make, any Capital Expenditures that would cause the aggregate of all such Capital Expenditures made by the Borrower and its Subsidiaries in any Fiscal Year to exceed $15,000,000; provided that if, at the end of any Fiscal Year, the amount of Capital Expenditures made by the Borrower and its Subsidiaries during such Fiscal Year is less than $15,000,000, the Borrower and its Subsidiaries may make additional Capital Expenditures in the succeeding Fiscal Year in an amount equal to the excess of $15,000,000 over the aggregate amount of Capital Expenditures made during such prior Fiscal Year.

                 (p) Repurchase Payments. Make any Repurchase Payments in an amount greater than 104.389% of the aggregate principal amount of the Senior Notes being purchased or redeemed; provided, however, that on and after the date on which the Borrower makes the Investment permitted by Section 5.02(e)(xi), if a Repurchase Payment would result in less than $55 million principal amount of Senior Notes outstanding, such Repurchase Payment may only be made as a tender offer for the Senior Notes in respect of which the Borrower has sufficient liquidity (as a result of capital contributions, or commitments to make capital contributions, from Holdings or JWC or its Affiliates) to be able to repurchase 100% of the outstanding Senior Notes.

         SECTION 5.3.  Reporting Requirements.  So long as any
Advance shall remain unpaid, any Letter of Credit shall be outstanding or any Lender Party shall have any Commitment hereunder, the Borrower will furnish to the Lender Parties:

                 (a) Default Notice. As soon as possible and in any event within two Business Days after the occurrence of each Default or any event, development or occurrence reasonably likely to have a Material Adverse Effect continuing on the date of such statement, a statement of the chief financial officer of the Borrower setting forth details of such Default and the action that the Borrower has taken and proposes to take with respect thereto.

                 (b) Monthly Financials. As soon as available and in any event within 30 days after the end of each month, a Consolidated balance sheet of the Borrower and its Subsidiaries as of the end of such month and Consolidated statements of income and a Consolidated statement of cash flows of the Borrower and its Subsidiaries for the period commencing at the end of the previous month and ending with the end of such month, in substantially the form as has been previously provided to the Lenders together with, commencing with monthly financials delivered for June 1999, a certificate of the chief financial officer of the Borrower setting forth the computations for determining the Leverage Ratio at such time.

                 (c) Quarterly Financials. As soon as available and in any event within 45 days after the end of each of the first three quarters of each Fiscal Year, Consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such quarter and Consolidated statements of income and a Consolidated statement of cash flows of the Borrower and its Subsidiaries for the period commencing at the end of the previous fiscal quarter and ending with the end of such fiscal quarter and Consolidated statements of income and a Consolidated statement of cash flows of the Borrower and its Subsidiaries for the period commencing at the end of the previous Fiscal Year and ending with the end of such quarter, setting forth in each case in comparative form (x) the corresponding figures for the corresponding period of the preceding Fiscal Year and (y) the budgeted figures for such period, all in reasonable detail and duly certified in an officer's certificate (subject to year-end audit adjustments) by the chief financial officer of the Borrower as having been prepared in accordance with GAAP, together with (i) a certificate of said officer stating that no Default has occurred and is continuing or, if a Default has occurred and is continuing, a statement as to the nature thereof and the action that the Borrower has taken and proposes to take with respect thereto, and (ii) a schedule in form satisfactory to the Administrative Agent of the computations used by the Borrower in determining compliance with the covenants contained in Sections 5.04(a) through (c), provided that in the event of any change in GAAP used in the preparation of such financial statements, the Borrower shall also provide, if necessary for the determination of compliance with Section 5.04, a statement of reconciliation conforming such financial statements to GAAP.

                 (d) Annual Financials. As soon as available and in any event within 90 days after the end of each Fiscal Year, a copy of the annual audit report for such year for the Borrower and its Subsidiaries, including therein Consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such Fiscal Year and Consolidated statements of income and a Consolidated statement of cash flows of the Borrower and its Subsidiaries for such Fiscal Year, in each case accompanied by an opinion acceptable to the Required Lenders of PricewaterhouseCoopers LLP or other independent public accountants of nationally recognized standing, together with a certificate of such accounting firm stating that in the course of the regular audit of the business of the Borrower and its Subsidiaries, which audit was conducted by such accounting firm in accordance with generally accepted auditing standards, such accounting firm has obtained no knowledge that a Default has occurred and is continuing, or if, in the opinion of such accounting firm, a Default has occurred and is continuing, a statement as to the nature thereof, provided that in the event of any change in GAAP used in the preparation of such financial statements, the Borrower shall also provide, if necessary for the determination of compliance with Section 5.04, a statement of reconciliation conforming such financial statements to GAAP and a certificate of the chief financial officer of the Borrower (together with a schedule in form satisfactory to the Administrative Agent of the computations used by the Borrower in determining, as of the end of such Fiscal Year, compliance with the covenants contained in Section 5.04) stating that no Default has occurred and is continuing or, if a default has occurred and is continuing, a statement as to the nature thereof and the action that the Borrower has taken and proposes to take with respect thereto.

                 (e) Annual Forecasts. As soon as available and in any event no later than 60 days after the end of each Fiscal Year, forecasts prepared by management of the Borrower, in form satisfactory to the Administrative Agent, of balance sheets, income statements and cash flow statements on a monthly basis for the Fiscal Year following such Fiscal Year then ended.

                 (f) ERISA Events and ERISA Reports. (i) Promptly and in any event within 10 days after any Loan Party or any ERISA Affiliate knows or has reason to know that any ERISA Event that has resulted or is reasonably expected to result in a Material Adverse Effect has occurred, a statement of the chief financial officer of the Borrower describing such ERISA Event and the action, if any, that such Loan Party or such ERISA Affiliate has taken and proposes to take with respect thereto and (ii) on the date any records, documents or other information must be furnished to the PBGC with respect to any Plan pursuant to Section 4010 of ERISA, a copy of such records, documents and information.

                 (g) Plan Terminations. Promptly and in any event within two Business Days after receipt thereof by any Loan Party or any ERISA Affiliate, copies of each notice from the PBGC stating its intention to terminate any Plan or to have a trustee appointed to administer any Plan.

                 (h) Actuarial Reports. Promptly upon request therefor by any Lender Party (through the Administrative Agent), a copy of the annual actuarial valuation report for any Plan.

                 (i) Multiemployer Plan Notices. Promptly and in any event within five Business Days after receipt thereof by any Loan Party or any ERISA Affiliate from the sponsor of a Multiemployer Plan, copies of each notice concerning (i) the imposition of Withdrawal Liability by any such Multiemployer Plan, (ii) the reorganization or termination, within the meaning of Title IV of

         ERISA, of any such Multiemployer Plan or (iii) the amount of liability incurred, or that may be incurred, by such Loan Party or any ERISA Affiliate in connection with any event described in clause (i) or (ii), provided, however, that such copies must be provided only if such imposition of Withdrawal Liability, reorganization or termination has resulted or is reasonably expected to result in a Material Adverse Effect, or otherwise, upon the request of any Lender Party (through the Administrative Agent).

                 (j) Litigation. Promptly after the commencement thereof, notice of all actions, suits, investigations, litigation and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, affecting any Loan Party or any of its Subsidiaries of the type (and meeting any applicable materiality thresholds) described in
         Section 4.01(j), and promptly after the occurrence thereof, notice of any adverse change in the status or the financial effect on any Loan Party or any of its Subsidiaries of the Disclosed Litigation from that described on Schedule 3.01(g) which could reasonably be expected to have a Material Adverse Effect.

                 (k) Securities Reports. Promptly after the sending or filing thereof, copies of all registration statements that any Loan Party or any of its Subsidiaries files with the Securities and Exchange Commission or any Governmental Authority that may be substituted therefor, or with any national securities exchange.

                 (l) Environmental Conditions. Promptly after the assertion or occurrence thereof, notice of any Environmental Action against or of any noncompliance by any Loan Party or any of its Subsidiaries with any Environmental Law or Environmental Permit that
         (i) could reasonably be expected to have a Material Adverse Effect or
         (ii) cause any property described in the Mortgages to be subject to any material restrictions on ownership, occupancy, use or transferability under any Environmental Law.

                 (m) Real Property. As soon as available and in any event within 90 days after the end of each Fiscal Year, a report supplementing Schedules 4.01(jj) and 4.01(kk) hereto, including an identification of all real and leased property (with a fair market value of at least $2.5 million) disposed of by the Borrower or any of its Subsidiaries during such Fiscal Year, a list and description (including the street address, county or other relevant jurisdiction, state, record owner, book value thereof, and in the case of leases of property, lessor, lessee, expiration date and annual rental cost thereof) of all real property (with a fair market value of at least $2.5 million) acquired or leased during such Fiscal Year and a description of such other changes in the information included in such Schedules as may be necessary for such Schedules to be accurate and complete.

                 (n) Insurance. As soon as available and in any event within 60 days after the end of each Fiscal Year, a report summarizing the insurance coverage (specifying type, amount and carrier) in effect for the Borrower and its Subsidiaries and containing such additional information as the Administrative Agent may reasonably specify.

                 (o) Year 2000 Compliance. Promptly upon the discovery or determination thereof by any Loan Party, notice of any computer application (including any such computer application of its or any of its Subsidiary's suppliers, vendors and customers) that is material to its or any of its Subsidiaries' business, financial condition or operations and will not be able on a timely basis to perform properly date-sensitive functions for all dates before and after January 1, 2000, except to the extent that such failure, either individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect.

                 (p) Repurchase Payments. Promptly upon making any Repurchase Payment, notice of such Repurchase Payment (together with the aggregate principal amount of the Senior Notes that remain outstanding after giving effect to such Repurchase Payment) and whether such Repurchase Payment was funded with proceeds of Working Capital Advances.

                 (q) Other Information. Such other information respecting the business, condition (financial or otherwise), operations, performance, properties or prospects of any Loan Party or any of its Subsidiaries as the Administrative Agent may from time to time reasonably request.

         SECTION 5.4. Financial Covenants. So long as any Advance shall remain unpaid, any Letter of Credit shall be outstanding or any Lender Party shall have any Commitment hereunder, the Borrower will:

                 (a) Leverage Ratio. Maintain at the end of each fiscal month of the Borrower a Leverage Ratio of not more than the amount set forth below for each month set forth below:

                                    (Subordinated             (Subordinated
        Each Month During           Notes Issued)           Notes Not Issued)
        Quarter Ending In               Ratio                     Ratio


June 30, 1999                           6.25                      4.70
September 30, 1999                      6.25                      4.70
December 31, 1999                       6.25                      4.70
March 31, 2000                          6.25                      4.70
June 30, 2000                           6.25                      4.50
September 30, 2000                      6.25                      4.25
December 31, 2000                       5.50                      4.25
March 31, 2001                          5.50                      3.75
June 30, 2001                           5.50                      3.75
September 30, 2001                      5.00                      3.75
December 31, 2001                       5.00                      3.75
March 31, 2002                          5.00                      3.25
June 30, 2002                           5.00                      3.25
September 30, 2002                      4.50                      3.25
December 31, 2002                       4.50                      2.75
March 31, 2003                          4.50                      2.75
June 30, 2003                           4.50                      2.75
September 30, 2003                      3.75                      2.75
December 31, 2003                       3.75                      2.25
  and thereafter


         ; provided, that the ratios set forth above for the circumstances under which the Subordinated Notes are issued shall only be applicable if the Holdings Debt shall have been paid or otherwise satisfied in full.

                 (b) Fixed Charge Coverage Ratio. Maintain at the end of each fiscal quarter of the Borrower a ratio of (i) Consolidated EBITDA less cash Capital Expenditures made, less cash income taxes paid to (ii) the sum of (x) Consolidated Cash Interest Expense plus
         (y) Required Principal Payments payable (other than, if the Subordinated Notes have been issued, (1) Required Principal Payments in respect of the Surviving Debt payable during 1999 and 2000 and (2) Required Principal Payments in respect of the Term B Advances payable on April 30, 2006 and April 30, 2007) plus (z) cash dividends paid by Holdings (including, only in the event that the Subordinated Notes have not been issued, cash dividends paid to Holdings in order to pay cash interest on the Holdings Debt), in each case (other than clause
         (z)), by the Borrower and its Subsidiaries during the four fiscal quarter period ended at the end of such fiscal quarter of not less than the amount set forth below for such fiscal quarter set forth below:

                           (Subordinated        (Subordinated
                            Notes Issued)      Notes Not Issued)
Quarter Ending In              Ratio                Ratio

June 30, 1999                 1.00                 1.00
September 30, 1999            1.00                 1.00
December 31, 1999             1.00                 1.00
March 31, 2000                1.00                 1.00
June 30, 2000                 1.00                 1.00
September 30, 2000            1.00                 1.00
December 31, 2000             1.00                 1.10
  through June 30, 2005
September 30, 2005            1.0                  1.0
  and thereafter

         ; provided, however, that the ratios set forth above for the circumstances under which the Subordinated Notes are issued shall only be applicable if the Holdings Debt shall have been paid or otherwise satisfied in full; provided further, that if such four fiscal quarter period includes any or all of the quarters ending June 30, 1999, September 30, 1999, December 31, 1999 or March 30, 2000,
         the amount referred to in clause (ii) shall be the actual amount for the period since the Closing Date multiplied by a fraction of the numerator of which is four and the denominator of which is the number of fiscal quarters that have elapsed since the Closing Date.

                 (c) Interest Coverage Ratio. Maintain at the end of each fiscal quarter of the Borrower a ratio of Consolidated EBITDA of the Borrower and its Subsidiaries for the four fiscal quarter period ended at the end of such fiscal quarter to Consolidated Cash Interest Expense of the Borrower and its Subsidiaries during such four fiscal quarter period of not less than the amount set forth below for such fiscal quarter set forth below:


                            (Subordinated           (Subordinated
                             Notes Issued)         Notes Not Issued)
 Quarter Ending In              Ratio                   Ratio

June 30, 1999                    1.50                    2.25
September 30, 1999               1.50                    2.25
December 31, 1999                1.50                    2.25
March 31, 2000                   1.50                    2.25
June 30, 2000                    1.50                    2.25
September 30, 2000               1.50                    2.25
December 31, 2000                1.75                    2.50

March 31, 2001                   1.75                    2.50
June 30, 2001                    1.75                    2.75
September 30, 2001               2.00                    2.75
December 31, 2001                2.00                    2.75
March 31, 2002                   2.00                    2.75
June 30, 2002                    2.00                    3.25
September 30, 2002               2.25                    3.25
December 31, 2002                2.50                    3.50
March 31, 2003                   2.50                    3.50
June 30, 2003                    2.50                    3.50
September 30, 2003               2.75                    3.50
December 31, 2003                2.75                    3.50
March 31, 2004                   2.75                    3.50
June 30, 2004                    2.75                    3.50
September 30, 2004               2.75                    3.50
December 31, 2004 and            3.00                    3.50
  thereafter

         ; provided, however, that the ratios set forth above for the circumstances under which the Subordinated Notes are issued shall only be applicable if the Holdings Debt shall have been paid or otherwise satisfied in full; provided further, that if such four fiscal quarter period includes any or all of the quarters ending June 30, 1999, September 30, 1999, December 31, 1999 or March 30, 2000,
         Consolidated Cash Interest Expense shall be the actual amount for the period since the Closing Date multiplied by a fraction, the numerator of which is four and the denominator of which is the number of fiscal quarters that have elapsed since the Closing Date.


                                  ARTICLE VI

                               EVENTS OF DEFAULT

         SECTION 6.1. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

                 (a) (i) the Borrower shall fail to pay any principal of any Advance when the same shall become due and payable, whether by scheduled maturity or at a date fixed for prepayment or by acceleration, demand or otherwise, or (ii) the Borrower shall fail to pay any interest on any Advance or any fee owing under or in respect of this Agreement, or any Loan Party shall fail to make any other payment under or in respect of any Loan Document, whether by scheduled maturity or at a date fixed for payment or prepayment or by acceleration, demand or otherwise, in each case under this clause
         (ii) within three Business Days after the same becomes due and payable; or

                 (b)  any representation or warranty made by any Loan
         Party (or any of its officers) under or in connection with any Loan Document shall prove to have been incorrect in any material respect when made or deemed made; or

                 (c) the Borrower shall fail to perform or observe any term, covenant or agreement contained in Section 2.14, 5.01(e) (with respect to Holdings and the Borrower only), 5.01(m),
         5.01 (p), 5.01(q), 5.02 or 5.04; or

                 (d) any Loan Party shall fail to perform or observe any term, covenant or agreement contained in any of the Loan Documents on its part to be performed or observed that is not otherwise referred to in this Section 6.01 and if such failure is capable of remedy such failure remains unremedied for at least thirty days after the earlier of the date on which (i) a Responsible Officer of any of the Loan Parties first becomes aware of such failure and (ii) written notice thereof shall have been given to the Borrower by the Administrative Agent or the Required Lenders; or

                 (e) (i) any Loan Party or any of its Subsidiaries shall fail to pay any principal of, premium or interest on, or any other amount payable in respect of, one or more items of Debt of the Loan Parties and their Subsidiaries (excluding Debt outstanding hereunder) that is outstanding in an aggregate principal amount (or, in the case of any Hedge Agreement, that has an Agreement Value) of at least $5,000,000 when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) after giving effect to any grace period applicable thereto; or (ii) any other event shall occur or condition shall exist under the agreements or instruments relating to one or more items of Debt of the Loan Parties and their Subsidiaries (excluding Debt outstanding hereunder) that is outstanding (or under which one or more Persons have a commitment to extend credit) in an aggregate principal amount (or, in the case of any Hedge Agreement, that has an Agreement Value) of at least $5,000,000, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Debt or otherwise to cause, or to permit the holder thereof to cause, such Debt to mature; or (iii) one or more items of Debt of the Loan Parties and their Subsidiaries (excluding Debt outstanding hereunder) that is outstanding (or under which one or more Persons have a commitment to extend credit) in an aggregate principal amount (or, in the case of any Hedge Agreement, that has an

         Agreement Value) of at least $5,000,000 shall be declared to be due and payable or required to be prepaid or redeemed (other than by a regularly scheduled or required prepayment or redemption), purchased or defeased, or an offer to prepay, redeem, purchase or defease such Debt shall be required to be made, in each case prior to the stated maturity thereof; or

                 (f) any Loan Party or any of its Subsidiaries shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against any Loan Party or any of its Subsidiaries seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it) that is being diligently contested by it in good faith, either such proceeding shall remain undismissed or unstayed for a period of at least 30 days or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or any substantial part of its property) shall occur; or any event or action analogous to or having a substantially similar effect to any of the events or actions set forth above in this Section 6.01(f) (other than a solvent reorganization) shall occur under the Requirements of Law of any jurisdiction applicable to any Loan Party or any of its Subsidiaries; or any Loan Party or any of its Subsidiaries shall take any corporate, partnership, limited liability company or other similar action to authorize any of the actions set forth above in this
         Section 6.01(f); or

                 (g) one or more judgments or orders for the payment of money in excess of $5,000,000 in the aggregate shall be rendered against one or more of the Loan Parties and their Subsidiaries and shall remain unsatisfied and either (i) enforcement proceedings shall have been commenced by any creditor upon any such judgment or order or (ii) there shall be any period of at least thirty consecutive days during which a stay of enforcement of any such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; provided, however, that any such judgment, order or payment shall be disregarded for the purposes of this Section 6.01(g) to the extent that (A) the amount of such judgment, order or payment is covered by a valid and binding policy of insurance between the defendant and the insurer covering full payment thereof and (B) such insurer has been notified, and, in the case of such judgment, order or payment, has not disputed the claim made for payment, of the amount of such judgment or order or payment; or

                 (h) any provision of any Loan Document after delivery thereof pursuant to Section 3.01, 5.01(m) or 5.01(q) shall for any reason (other than pursuant to the terms thereof) cease to be valid and binding on or enforceable against any Loan Party intended to be a party thereto, or any such Loan Party shall so state in writing; or

                 (i) any Collateral Document after delivery thereof pursuant to Section 3.01, 5.01(m) or 5.01(q) shall for any reason (other than pursuant to the terms thereof) cease to create a valid and perfected first priority lien on and security interest in (subject to Liens permitted by Section 5.02(a)) the Collateral purported to be covered thereby; or

                 (j) any ERISA Event shall have occurred with respect to a Plan, the sum (determined as of the date of occurrence of such ERISA Event) of the Insufficiency of such Plan and the Insufficiency of any and all other Plans with respect to which an ERISA Event shall have occurred and then exist (or the liability of the Loan Parties and the ERISA Affiliates related to such ERISA Event) exceeds $5,000,000 and any Loan Party or any ERISA Affiliate has incurred or is reasonably expected to incur liability in connection with such ERISA Event in such amount; or

                 (k) any Loan Party or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that it has incurred Withdrawal Liability to such Multiemployer Plan in an amount that, when aggregated with all other amounts required to be paid to Multiemployer Plans by the Loan Parties and the ERISA Affiliates as Withdrawal Liability (determined as of the date of such notification), exceeds $5,000,000; or

                 (l) any Loan Party or any ERISA Affiliate shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, and the aggregate additional contributions of the Loan Parties and the ERISA Affiliates resulting from all such reorganizations or terminations over the amounts contributed to such Multiemployer Plans for the plan years of such Multiemployer Plans immediately preceding the plan year in which such reorganization or termination occurs is reasonably expected to exceed $5,000,000; or

                 (m)  a Change of Control shall occur; or

                 (n) the Merger shall not occur on or prior to July 15, 1999;

then, and in any such event, the Administrative Agent (i) shall at the request, or may with the consent, of the Required Lenders, by notice to the Borrower, declare the Commitments of each Lender Party and the obligation of each Lender Party to make Advances (other than Letter of Credit Advances by the Issuing Bank or a Working Capital Lender pursuant to Section 2.03(c) and Swing Line Advances by a Working Capital Lender pursuant to Section 2.02(b)) and of the Issuing Bank to issue Letters of Credit to be terminated, whereupon the same shall forthwith terminate, and (ii) shall at the request, or may with the consent, of the Required Lenders, (A) by notice to the Borrower, declare the Notes, all interest thereon and all other amounts payable under this Agreement and the other Loan Documents to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower, (B) by notice to each party required under the terms of any agreement in support of which a Standby Letter of Credit is issued, request that all Obligations under such agreement be declared to be due and payable and (C) by notice to the Issuing Bank, direct the Issuing Bank to deliver a Default Termination Notice to the beneficiary of each outstanding Standby Letter of Credit issued thereby and, promptly upon receipt of such notice, the Issuing Bank shall so deliver such Default Termination Notices; provided, however, that in the event of an actual or deemed entry of an order for relief with respect to the Borrower under the Federal Bankruptcy Code,
(1) the Commitments of each Lender Party and the obligation of each Lender Party to make Advances (other than Letter of Credit Advances by the Issuing Bank or a Working Capital Lender pursuant to Section 2.03(c) and Swing Line Advances by a Working Capital Lender pursuant to Section 2.02(b) and of the Issuing Bank to issue Letters of Credit shall automatically be terminated and
(2) the Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Borrower.

         SECTION 6.2. Actions in Respect of the Letters of Credit upon Default. If any Event of Default shall have occurred and be continuing, the Administrative Agent may, or shall at the request of the Required Lenders, irrespective of whether it is taking any of the actions described in
Section 6.01 or otherwise, make demand upon the Borrower to, and forthwith upon such demand the Borrower will, pay to the Administrative Agent on behalf of the Lender Parties in same day funds at the Administrative Agent's office designated in such demand, for deposit in the L/C Cash Collateral Account, an amount equal to the aggregate Available Amount of all Letters of Credit then outstanding. If at any time the Administrative Agent determines that any funds held in the L/C Cash Collateral Account are subject to any right or claim of any Person other than the Administrative Agent and the Secured Parties or that the total amount of such funds is less than the aggregate Available Amount of all Letters of Credit, the Borrower will, forthwith upon demand by the Administrative Agent, pay to the Administrative Agent, as additional funds to be deposited and held in the L/C Cash Collateral Account, an amount equal to the excess of (a) such aggregate Available Amount over
(b) the total amount of funds, if any, then held in the L/C Cash Collateral Account that the Administrative Agent determines to be free and clear of any such right and claim. Upon the drawing of any Letter of Credit for which funds are on deposit in the L/C Cash Collateral Account, such funds shall be applied, to the extent permitted under applicable law, to reimburse the Issuing Bank or the Working Capital Lenders, as applicable.


                                  ARTICLE VII

                                  THE AGENTS

         SECTION 7.1.  Authorization and Action.  (a)  Each Lender
Party (in its capacities as a Lender, the Swing Line Bank (if applicable), the Issuing Bank (if applicable) and a potential Hedge Bank) hereby appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement and the other Loan Documents as are delegated to the Administrative Agent by the terms hereof and thereof, together with such powers and discretion as are reasonably incidental thereto. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of the Notes), the Administrative Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding upon all Lender Parties and all holders of Notes; provided, however, that the Administrative Agent shall not be required to take any action (i) that exposes the Administrative Agent to personal liability or that is contrary to this Agreement or applicable Requirements of Law or (ii) as to which the Administrative Agent has not received adequate security or indemnity (whether pursuant to Section 7.05 or otherwise). If the security or indemnity furnished to the Administrative Agent for any purpose under or in respect of the Loan Documents shall, in the good faith opinion of the Administrative Agent, be insufficient or become impaired, then the Administrative Agent may require additional security or indemnity and cease, or not commence, to follow the directions or take the actions indemnified against until such additional security or indemnity is furnished. The Administrative Agent hereby agrees to give to each Lender Party prompt notice of each notice given to it by the Borrower pursuant to the terms of this Agreement.

         (b) The Administrative Agent shall also act as the "collateral agent" under the Loan Documents, and each of the Lender Parties (in its capacities as a Lender, the Issuing Bank (if applicable) and a potential Hedge Bank) hereby appoints and authorizes the Administrative Agent to act as the agent of such Lender for purposes of acquiring, holding and enforcing any and all Liens on Collateral granted by any of the Loan Parties to secure any of the Secured Obligations, together with such powers and discretion as are reasonably incidental thereto. The Administrative Agent may from time to time in its discretion appoint any of the other Lender Parties or any of the Affiliates of a Lender Party to act as its co-agent or sub-agent for purposes of holding or enforcing any Lien on the Collateral (or any portion thereof) granted under the Collateral Documents or of exercising any rights and remedies thereunder at the direction of the Administrative Agent. In this connection, the Administrative Agent, as "collateral agent", and such co-agents and sub-agents shall be entitled to the benefits of all provisions of this Article VII (including, without limitation, Section 7.05, as though such co-agents or sub-agents were the "collateral agent" under the Loan Documents) as if set forth in full herein with respect thereto.

         (c) Neither the Syndication Agent nor either of the Co-Arrangers shall have any powers or discretion under this Agreement or any of the other Loan Documents other than those bestowed upon it as a co-agent or sub-agent from time to time by the Administrative Agent pursuant to subsection (b) of this Section 7.01, and each of the Lender Parties hereby acknowledges that neither the Syndication Agent nor either of the Co-Arrangers shall have any liability under this Agreement or any of the other Loan Documents.

         SECTION 7.2. Administrative Agent's Reliance, Etc. Neither the Administrative Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with the Loan Documents, except for its or their own gross negligence or willful misconduct as determined in a final, nonappealable judgment by a court of competent jurisdiction. Without limitation of the generality of the immediately preceding sentence, the Administrative Agent: (a) may treat the payee of any Note as the holder thereof until the Administrative Agent receives and accepts an Assignment and Acceptance entered into by the Lender that is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 9.07;
(b) may consult with legal counsel (including counsel for any Loan Party), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts; (c) makes no warranty or representation to any Lender Party and shall not be responsible to any Lender Party for any statements, warranties or representations (whether written or oral) made in or in connection with the Loan Documents; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of any Loan Document on the part of any Loan Party or to inspect the property or assets (including the books and records) of any Loan Party; (e) shall not be responsible to any Lender Party for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, any Loan Document or any other instrument or document furnished pursuant thereto, and shall not be a trustee or fiduciary for any Lender Party; and (f) shall incur no liability under or in respect of any Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telegram, telecopy or telex) believed by it to be genuine and signed or sent by the proper party or parties.

         SECTION 7.3. NationsBank, NMS and Affiliates. With respect to its Commitments, the Advances made by it and the Note or Notes issued to it, NationsBank shall have the same rights and powers under the Loan Documents as any other Lender Party and may exercise the same as though it were not the Administrative Agent; and the term "Lender Party" or "Lender Parties" shall, unless otherwise expressly indicated, include NationsBank in its individual capacity. NationsBank, NMS and their respective affiliates may accept deposits from, lend money to, act as trustee under indentures of, accept investment banking engagements from and generally engage in any kind of business with, any Loan Party, any of its Subsidiaries and any Person that may do business with or own securities of any Loan Party or any such Subsidiary, all as if NationsBank and NMS were not the Agents and without any duty to account therefor to the Lender Parties.

         SECTION 7.4.  Lender Party Credit Decision.  Each Lender
Party acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender Party and based on the financial statements referred to in Section 4.01 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender Party also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender Party and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

         SECTION 7.5. Indemnification. (a) Each Lender Party severally agrees to indemnify the Administrative Agent (to the extent not promptly reimbursed by the Borrower) from and against such Lender Party's ratable share (determined as provided below) of any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against the Administrative Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by the Administrative Agent under the Loan Documents; provided, however, that no Lender Party shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Administrative Agent's gross negligence or willful misconduct as determined in a final, nonappealable judgment by a court of competent jurisdiction. In the case of any claim, investigation, litigation or proceeding for which indemnity under this Section 7.05(a) applies, such indemnity shall apply whether or not such claim, investigation, litigation or proceeding is brought by the Administrative Agent, any of the other Agents, any of the Lender Parties or a third party. Without limitation of the foregoing, each Lender Party severally agrees to reimburse the Administrative Agent promptly upon demand for its ratable share of any costs and expenses (including, without limitation, fees and expenses of counsel) payable by the Borrower under
Section 9.04, to the extent that the Administrative Agent is not promptly reimbursed for such costs and expenses by the Borrower. For purposes of this
Section 7.05(a), the Lender Parties' respective ratable shares of any amount shall be determined, at any time, according to the sum of (i) the aggregate principal amount of the Advances outstanding at such time and owing to the respective Lender Parties, (ii) in the case of the Working Capital Lenders, their respective Pro Rata Shares of the aggregate Available Amount of all Letters of Credit outstanding at such time, (iii) the aggregate unused portions of their respective Term A Commitments at such time, (iv) the aggregate unused portions of their respective Term B Commitments at such time and (v) their respective Unused Working Capital Commitments at such time; provided that the aggregate principal amount of Swing Line Advances owing to the Swing Line Bank and of Letter of Credit Advances owing to the Issuing Bank shall be considered to be owed to the Working Capital Lenders ratably in accordance with their respective Working Capital Commitments. The failure of any Lender Party to reimburse the Administrative Agent promptly upon demand for its ratable share of any amount required to be paid by the Lender Party to the Administrative Agent as provided herein shall not relieve any other Lender Party of its obligation hereunder to reimburse the Administrative Agent for its ratable share of such amount, but no Lender Party shall be responsible for the failure of any other Lender Party to reimburse the Administrative Agent for such other Lender Party's ratable share of such amount. Without prejudice to the survival of any other agreement of any Lender Party hereunder, the agreement and obligations of each Lender Party contained in this Section 7.05(a) shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the other Loan Documents.

         (b) Each Working Capital Lender severally agrees to indemnify the Issuing Bank (to the extent not promptly reimbursed by the Borrower) from and against such Working Capital Lender's Pro Rata Share of any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on, incurred by, or asserted against the

Issuing Bank in any way relating to or arising out of the Loan Documents or any action taken or omitted by the Issuing Bank under the Loan Documents; provided, however, that no Working Capital Lender shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Issuing Bank's gross negligence or willful misconduct as determined in a final, nonappealable judgment by a court of competent jurisdiction. In the case of any claim, investigation, litigation or proceeding for which indemnity under this Section 7.05(b) applies, such indemnity shall apply whether or not such claim, investigation, litigation or proceeding is brought by the Issuing Bank, any of the other Lender Parties or a third party. Without limitation of the foregoing, each Working Capital Lender severally agrees to reimburse the Issuing Bank promptly upon demand for its Pro Rata Share of any costs and expenses (including, without limitation, fees and expenses of counsel) payable by the Borrower under Section 9.04, to the extent that the Issuing Bank is not promptly reimbursed for such costs and expenses by the Borrower. The failure of any Working Capital Lender to reimburse the Issuing Bank promptly upon demand for its Pro Rata Share of any amount required to be paid by the Working Capital Lenders to the Issuing Bank as provided herein shall not relieve any other Working Capital Lender of its obligation hereunder to reimburse the Issuing Bank for its Pro Rata Share of such amount, but no Working Capital Lender shall be responsible for the failure of any other Working Capital Lender to reimburse the Issuing Bank for such other Working Capital Lender's Pro Rata Share of such amount. Without prejudice to the survival of any other agreement of any Working Capital Lender hereunder, the agreement and obligations of each Working Capital Lender contained in this Section 7.05(b) shall survive the payment in full of principal, interest and all other amounts payable hereunder and under the other Loan Documents.

         SECTION 7.6.  Successor Administrative Agent.  The
Administrative Agent may resign as to any or all of the Facilities at any time by giving written notice thereof to the Lender Parties and the Borrower and may be removed as to all of the Facilities at any time with or without cause by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Agent (with the consent of the Borrower, such consent not to be unreasonably withheld or delayed) as to such of the Facilities as to which the Administrative Agent has resigned or been removed. If no successor Administrative Agent shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Required Lenders' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Lender Parties, appoint a successor Administrative Agent (with the consent of the Borrower, such consent not to be unreasonably withheld or delayed), which shall be a commercial bank organized under the laws of the United States or of any state thereof and having a combined capital and surplus of at least $100,000,000. If within 45 days after written notice is given of the retiring Administrative Agent's resignation or removal as to any or all of the Facilities under this Section 7.06 no successor Administrative Agent shall have been appointed and shall have accepted such appointment, then on such 45th day (a) the retiring Administrative Agent's resignation or removal shall become effective as to such of the Facilities as to which the Administrative Agent has resigned or been removed, (b) the retiring Administrative Agent shall thereupon be discharged from its duties and obligations as to such Facilities under the Loan Documents and (c) the Required Lenders shall thereafter perform all duties and obligations of the retiring Administrative Agent as to such Facilities under the Loan Documents until such time, if any, as the Required Lenders appoint a successor Administrative Agent as provided above in this Section 7.06. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent as to all of the Facilities and upon the execution and filing or recording of such financing statements, or amendments thereto, and such amendments or supplements to the Mortgages, and such other instruments or notices, as may be necessary or desirable, or as the Required Lenders may request, in order to continue the perfection of the Liens granted or purported to be granted by the Collateral Documents, such successor Administrative Agent shall succeed to and become vested with all the rights, powers, discretion, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations under the Loan Documents. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent as to less than all of the Facilities and upon the execution and filing or recording of such financing statements, or amendments thereto, and such amendments or supplements to the Mortgages, and such other instruments or notices, as may be necessary or desirable, or as the Required Lenders may request, in order to continue the perfection of the Liens granted or purported to be granted by the Collateral Documents, such successor Administrative Agent shall succeed to and become vested with all the rights, powers, discretion, privileges and duties of the retiring Administrative Agent as to such Facilities, other than with respect to funds transfers and other similar aspects of the administration of Borrowings under such Facilities, issuances of Letters of Credit (notwithstanding any resignation as Administrative Agent with respect to the Letter of Credit Facility) and payments by the Borrower in respect of such Facilities, and the retiring Administrative Agent shall be discharged from its duties and obligations under this Agreement as to such Facilities, other than as aforesaid. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent as to any of the Facilities shall become effective, the provisions of this Article VII shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent as to such Facilities under this Agreement.

                                 ARTICLE VIII

                                PARENT GUARANTY

         SECTION 8.1.  Parent Guaranty.  Each of Holdings, the
Purchaser and the Borrower unconditionally and irrevocably guarantees (the undertaking by each of Holdings, the Purchaser and the Borrower under this
Article VIII being the "Parent Guaranty") the punctual payment when due, whether at scheduled maturity or at a date fixed for prepayment or by acceleration, demand or otherwise, of all of the Obligations of each of the other Loan Parties now or hereafter existing under or in respect of the Loan Documents (including, without limitation, any extensions, modifications, substitutions, amendments or renewals of any or all of the foregoing Obligations), whether direct or indirect, absolute or contingent, and whether for principal, interest, premium, fees, indemnification payments, contract causes of action, costs, expenses or otherwise (such Obligations being the "Guaranteed Obligations"), and agrees to pay any and all expenses (including, without limitation, reasonable fees and expenses of counsel) incurred by the Administrative Agent or any of the other Secured Parties in enforcing any rights under this Parent Guaranty. Without limiting the generality of the foregoing, each of Holdings', the Purchaser's and the Borrower's liability shall extend to all amounts that constitute part of the Guaranteed Obligations and would be owed by any of the other Loan Parties to the Administrative Agent or any of the other Secured Parties under or in respect of the Loan Documents but for the fact that they are unenforceable or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving such other Loan Party.

         SECTION 8.2.  Guaranty Absolute.  Each of Holdings, the
Purchaser and the Borrower guarantees that the Guaranteed Obligations will be paid strictly in accordance with the terms of the Loan Documents, regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Administrative Agent or any other Secured Party with respect thereto. The Obligations of each of Holdings, the Purchaser and the Borrower under this Guaranty are independent of the Guaranteed Obligations or any other Obligations of any Loan Party under the Loan Documents, and a separate action or actions may be brought and prosecuted against Holdings, the Purchaser and the Borrower to enforce this Parent Guaranty, irrespective of whether any action is brought against any other Loan Party or whether any other Loan Party is joined in any such action or actions. The liability of each of Holdings, the Purchaser and the Borrower under this Parent Guaranty shall be absolute, unconditional and irrevocable irrespective of, and each of Holdings, the Purchaser and the Borrower hereby irrevocably waives any defenses it may now or hereafter have in any way relating to, any and all of the following:

                 (a) any lack of validity or enforceability of any Loan Document or any other agreement or instrument relating thereto;

                 (b) any change in the time, manner or place of payment of, or in any other term of, all or any of the Guaranteed Obligations or any other Obligations of any Loan Party under the Loan Documents, or any other amendment or waiver of or any consent to departure from any Loan Document, including, without limitation, any increase in the Guaranteed Obligations resulting from the extension of additional credit to any Loan Party or any of its Subsidiaries or otherwise;

                 (c) any taking, exchange, release or nonperfection of any Collateral, or any taking, release or amendment or waiver of or consent to departure from any Subsidiary Guaranty or any other guaranty, for all or any of the Guaranteed Obligations;

                 (d) any manner of application of Collateral, or proceeds thereof, to all or any of the Guaranteed Obligations, or any manner of sale or other disposition of any Collateral for all or any of the Guaranteed Obligations or any other Obligations of any Loan Party under the Loan Documents, or any other property and assets of any other Loan Party or any of its Subsidiaries;

                 (e) any change, restructuring or termination of the corporate structure or existence of any other Loan Party or any of its Subsidiaries;

                 (f) any failure of the Administrative Agent or any other Secured Party to disclose to any Loan Party any information relating to the financial condition, operations, properties or prospects of any other Loan Party known to the Administrative Agent or such other Secured Party, as the case may be (each of Holdings and the Purchaser waiving any duty on the part of the Secured Parties to disclose such information);

                 (g) the failure of any other Subsidiary of Holdings, the Purchaser or the Borrower or any other Person to execute a Subsidiary Guaranty or any other guarantee or agreement of the release or reduction of the liability of any of the other Loan Parties or any other guarantor or surety with respect to the Guaranteed Obligations; or

                 (h) any other circumstance (including, without limitation, any statute of limitations or any existence of or reliance on any representation by the Administrative Agent or any other Secured Party) that might otherwise constitute a defense available to, or a discharge of, Holdings, the Purchaser, the Borrower, any other Loan Party or any other guarantor or surety.

This Guaranty shall continue to be effective or be reinstated, as the case may be, if at any time any payment of any of the Guaranteed Obligations is rescinded or must otherwise be returned by the Administrative Agent or any other Secured Party or by any other Person upon the insolvency, bankruptcy or reorganization of any other Loan Party or otherwise, all as though such payment had not been made.

         SECTION 8.3.  Waivers and Acknowledgments.  (a)  Each of
Holdings, the Purchaser and the Borrower hereby unconditionally and irrevocably waives promptness, diligence, notice of acceptance and any other notice with respect to any of the Guaranteed Obligations and Parent Guaranty, and any requirement that the Administrative Agent or any other Secured Party protect, secure, perfect or insure any Lien or any property or assets subject thereto or exhaust any right or take any action against any other Loan Party or any other Person or any Collateral.

         (b) Each of Holdings, the Purchaser and the Borrower hereby unconditionally waives any right to revoke this Parent Guaranty, and acknowledges that this Parent Guaranty is continuing in nature and applies to all Guaranteed Obligations, whether existing now or in the future.

         (c) Each of Holdings, the Purchaser and the Borrower hereby unconditionally and irrevocably waives (i) any defense arising by reason of any claim or defense based upon an election of remedies by the Secured Parties which in any manner impairs, reduces, releases or otherwise adversely affects the subrogation, reimbursement, exoneration, contribution or indemnification rights of each of Holdings, the Purchaser and the Borrower or other rights to proceed against any of the other Loan Parties, any other guarantor or any other Person or any Collateral, and (ii) any defense based on any right of setoff or counterclaim against or in respect of the obligations of Holdings, the Purchaser or the Borrower, as the case may be, hereunder.

         (d) Each of Holdings, the Purchaser and the Borrower acknowledges that the Administrative Agent may, without notice to or demand upon Holdings, the Purchaser or the Borrower, as the case may be, and without affecting the liability of Holdings, the Purchaser or the Borrower, as the case may be, under this Parent Guaranty, foreclose under any Mortgage by nonjudicial sale, and each of Holdings, the Purchaser and the Borrower hereby waives any defense to the recovery by the Administrative Agent and the other Secured Parties against Holdings, the Purchaser or the Borrower, as the case may be, of any deficiency after such nonjudicial sale and any defense or benefits that may be afforded by applicable law.

         (e) Each of Holdings, the Purchaser and the Borrower acknowledges that it will receive substantial direct and indirect benefits from the financing arrangements contemplated by the Loan Documents and that the waivers set forth in Section 8.02 and this Section 8.03 are knowingly made in contemplation of such benefits.

         SECTION 8.4. Subrogation. Each of Holdings, the Purchaser and the Borrower hereby unconditionally and irrevocably agrees not to exercise any rights that it may now have or may hereafter acquire against any other Loan Party or any other insider guarantor that arise from the existence, payment, performance or enforcement of its Obligations under this Parent Guaranty or under any other Loan Document, including, without limitation, any right of subrogation, reimbursement, exoneration, contribution or indemnification and any right to participate in any claim or remedy of the Administrative Agent or any other Secured Party against such other Loan Party or any other insider guarantor or any Collateral, whether or not such claim, remedy or right arises in equity or under contract, statute or common law, including, without limitation, the right to take or receive from such other Loan Party or any other insider guarantor, directly or indirectly, in cash or other property or by set-off or in any other manner, payment or security on account of such claim, remedy or right, until such time as all of the Guaranteed Obligations and all other amounts payable under this Parent Guaranty shall have been paid in full in cash, all of the Letters of Credit shall have expired, terminated or been cancelled and the Commitments and all of the Bank Hedge Agreements shall have expired or terminated. If any amount shall be paid to Holdings, the Purchaser or the Borrower in violation of the immediately preceding sentence at any time prior to the latest of (a) the payment in full in cash of all of the Guaranteed Obligations and all other amounts payable under this Parent Guaranty, (b) the full drawing, termination, expiration or cancellation of all Letters of Credit, (c) the expiration or termination of all of the Bank Hedge Agreements and (d) the date on which the Commitments have terminated or expired, such amount shall be held in trust for the benefit of the Administrative Agent and the other Secured Parties and shall forthwith be paid to the Administrative Agent to be credited and applied to the Guaranteed Obligations and all other amounts payable under this Parent Guaranty, whether matured or unmatured, in accordance with the terms of the Loan Documents, or to be held as Collateral for any Guaranteed Obligations or other amounts payable under this Parent Guaranty thereafter arising. If (i) Holdings, the Purchaser or the Borrower shall pay to the Administrative Agent all or any part of the Guaranteed Obligations, (ii) all of the Guaranteed Obligations and all other amounts payable under this Parent Guaranty shall have been paid in full in cash,
(iii) all of the Letters of Credit shall have expired, terminated or been cancelled, (iv) all of the Bank Hedge Agreements shall have expired or been terminated and (v) the date on which the Commitments have terminated or expired, the Administrative Agent and the other Secured Parties will, at the request and expense of Holdings, the Purchaser or the Borrower, as the case may be, execute and deliver to Holdings, the Purchaser or the Borrower, as the case may be, appropriate documents, without recourse and without representation or warranty, necessary to evidence the transfer of subrogation to Holdings, the Purchaser or the Borrower, as the case may be, of an interest in the Guaranteed Obligations resulting from the payment made by Holdings, the Purchaser or the Borrower, as the case may be.

         SECTION 8.5.  Continuing Guarantee; Assignments.  This
Parent Guaranty is a continuing guaranty and shall (a) remain in full force and effect until the latest of (i) the payment in full in cash of all of the Guaranteed Obligations and all other amounts payable under this Guaranty,
(ii) the full drawing, termination, expiration or cancellation of all Letters of Credit, (iii) the expiration or termination of all Bank Hedge Agreements and (iv) the date on which the Commitments have terminated or expired, (b) be binding upon each of Holdings, the Purchaser and the Borrower and their respective successors and assigns and (c) inure to the benefit of, and be enforceable by, the Administrative Agent and the other Secured Parties and their respective successors, transferees and assigns. Without limiting generality of clause (c) of the immediately preceding sentence, any Lender Party may assign or otherwise transfer all or any portion of its rights and obligations under this Agreement (including, without limitation, all or any portion of its Commitment or Commitments, the Advances owing to it and the Notes held by it) to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to such Lender Party under this Article VIII or otherwise, in each case as provided in
Section 9.07.


                                  ARTICLE IX

                                 MISCELLANEOUS

         SECTION 9.1. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Notes or any other Loan Document, nor consent to any departure by any Loan Party therefrom, shall in any event be effective unless the same shall be in writing and signed (or, in the case of the Collateral Documents, consented to) by the Required Lenders and each Loan Party party to the relevant Loan Document and acknowledged by the Administrative Agent, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that (a) no amendment, waiver or consent shall, unless in writing and signed by all of the Lenders (other than any Lender Party that is, at such time, a Defaulting Lender), do any of the following at any time:
(i) change the number of Lenders or the percentage of (A) the Commitments,
(B) the aggregate outstanding principal amount of the Advances or (C) the aggregate Available Amount of outstanding Letters of Credit that, in each case, shall be required for the Lender Parties or any of them to take any action hereunder, (ii) reduce or limit the Obligations of Holdings or the Purchaser under Section 8.01 or any Subsidiary of Holdings party to the Subsidiary Guaranty under Section 1 thereof or release or otherwise limit the liability of Holdings, the Purchaser or any such Subsidiary (other than as a result of the sale of a Subsidiary consummated in accordance with the Loan Documents) with respect to the Obligations owing to the Administrative Agent and the Lender Parties, (iii) release all or substantially all of the Collateral in any transaction or series of related transactions, (iv) amend this Section 9.01 and (b) no amendment, waiver or consent shall, unless in writing and signed by the Required Lenders and each Lender (other than any Lender that is, at such time, a Defaulting Lender) that has a Commitment under the Term A Facility, the Term B Facility or the Working Capital Facility if such Lender is directly affected by such amendment, waiver or consent, (i) increase the Commitments of such Lender or subject such Lender to any additional obligations, (ii) reduce the principal of, or interest on, the Notes held by such Lender or any fees or other amounts payable hereunder to such Lender or (iii) postpone any date fixed for any payment of principal of, or interest on, the Notes held by such Lender or any fees or other amounts payable hereunder to such Lender and (c) no amendment, waiver or consent shall, unless in writing and signed by the relevant Facility Required Lenders, have the effect of changing any voluntary and mandatory prepayments or Commitment reductions applicable to such Facility in a manner that disproportionately disadvantages such Facility relative to the other Facilities (it being understood and agreed that any amendment, modification, termination or waiver of voluntary or mandatory prepayment, or Commitment reduction from those set forth in Section 2.05 or 2.06 with respect to one Facility but not the other Facility shall be deemed to disadvantage such Facility for purposes of this clause (c)); provided further that no amendment, waiver or consent shall, unless in writing and signed by the Swing Line Bank or the Issuing Bank, as the case may be, in addition to the Lenders required above to take such action, affect the rights or obligations of the Swing Line Bank or of the Issuing Bank, as the case may be, under this Agreement; and provided further that no amendment, waiver or consent shall, unless in writing and signed by the Administrative Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Administrative Agent under this Agreement and the other Loan Documents. Notwithstanding any of the foregoing provisions of this Section 9.01, none of the defined terms set forth in Section 1.01 shall be amended, supplemented or otherwise modified in any manner that would change the meaning, purpose or effect of this Section 9.01 or any section referred to herein unless such amendment, supplement or modification is agreed to in writing by the number and percentage of Lenders (and the Issuing Bank and the Administrative Agent, if applicable) otherwise required to amend such section under the terms of this Section 9.01.

         SECTION 9.2. Notices, Etc. (a) All notices and other communications provided for hereunder shall be in writing (including telegraphic, telecopy or telex communication) and mailed, telegraphed, telecopied, telexed or delivered, (i) if to the Borrower, at its address at One Razor Blade Lane, Verona, VA 24482, Attention: Thomas Kasvin; (ii) if to Holdings, at its address at c/o J.W. Childs Associates, L.P., One Federal Street, Boston, MA 02110, Attention: Adam L. Suttin; (iii) if to the Purchaser, at its address at c/o J.W. Childs Associates, L.P., One Federal Street, Boston, MA 02110, Attention: Adam L. Suttin, (iv) if to any Initial Lender, at its Base Rate Lending Office specified opposite its name on
Schedule I hereto; (v) if to the Initial Issuing Bank, at its Applicable Lending Office specified opposite its name on Schedule I hereto; (vi) if to any other Lender Party, at its Base Rate Lending Office specified in the Assignment and Acceptance pursuant to which it became a Lender Party; and
(vii) if to the Administrative Agent, (A) for notices regarding Borrowings, payments, Conversions, fees, interest and other administrative matters:
NATIONSBANK N.A., 101 North Tryon Street, Charlotte, NC  28255, Location
Code:  NC1-001-15-12, Attention:  Kathy Mumpower, Telephone: (704) 386-6837,
Facsimile: (704) 409-0021, and (B) for all other notices to the Administrative Agent or the collateral agent (including with respect to Defaults, amendments, waivers and modifications of the Loan Documents, assignments and reports and notices under Section 5.04): NATIONSBANK N.A. c/o Bank of America National Trust and Savings Association, Agency Management #10831, 1455 Market Street, 12th Floor, San Francisco, California 94103,
Attention: Dietmar Schiel, Vice President, Facsimile (415) 436-3425, Telephone (415) 436-2769 ; or, as to the Borrower or the Administrative Agent, at such other address as shall be designated by such party in a written notice to the other parties and, as to each other party, at such other address as shall be designated by such party in a written notice to the Borrower and the Administrative Agent. All such notices and communications shall, when mailed, telegraphed, telecopied or telexed, be effective when deposited in the mails, delivered to the telegraph company, transmitted by telecopier or confirmed by telex answerback, respectively, except that notices and communications to the Administrative Agent pursuant to
Article II, III or VII shall not be effective until received by the Administrative Agent. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or the Notes or of any Exhibit hereto to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

         (b) If any notice required under this Agreement or any of the other Loan Documents is permitted to be made, and is made, by telephone, actions taken or omitted to be taken in reliance thereon by the Administrative Agent or any of the Lender Parties shall be binding upon the Borrower notwithstanding any inconsistency between the notice provided by telephone and any subsequent writing in confirmation thereof provided to the Administrative Agent or such Lender Party; provided that any such action taken or omitted to be taken by the Administrative Agent or such Lender Party shall have been in good faith and in accordance with the terms of this Agreement.

         SECTION 9.3. No Waiver; Remedies. No failure on the part of any Lender Party or the Administrative Agent to exercise, and no delay in exercising, any right hereunder or under any Note shall operate as a waiver thereof; nor shall any single or partial exercise of any such right preclude any other or further exercise thereof or the exercise of any other right.
The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

         SECTION 9.4. Costs and Expenses. (a) The Borrower hereby agrees to pay on demand (i) all costs and expenses of the Administrative Agent in connection with the preparation, execution, delivery, administration, modification and amendment of the Loan Documents (including, without limitation, (A) all due diligence, collateral review, syndication, transportation, computer, duplication, appraisal, audit, insurance, consultant, search, filing and recording fees and expenses and (B) the reasonable fees and expenses of counsel for the Administrative Agent with respect thereto, with respect to advising the Administrative Agent as to its rights and responsibilities, or the perfection, protection or preservation of rights or interests, under the Loan Documents, with respect to negotiations with any Loan Party or with other creditors of any Loan Party or any of its Subsidiaries arising out of any Default or any events or circumstances that may give rise to a Default and with respect to presenting claims in or otherwise participating in or monitoring any bankruptcy, insolvency or other similar proceeding involving creditors' rights generally and any proceeding ancillary thereto) and (ii) all costs and expenses of the Administrative Agent and each Lender Party in connection with the enforcement of the Loan Documents, whether in any action, suit or litigation, any bankruptcy, insolvency or other similar proceeding affecting creditors' rights generally (including, without limitation, the reasonable fees and expenses of counsel for the Administrative Agent and each Lender Party with respect thereto).

         (b) The Borrower hereby agrees to indemnify and hold harmless each Agent, each Co-Arranger, each Lender Party and each of their Affiliates and their officers, directors, employees, trustees, agents and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable fees and expenses of counsel) that may be incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or proceeding or preparation of a defense in connection therewith) (i) the Facilities, the actual or proposed use of the proceeds of the Advances or the Letters of Credit, the Loan Documents or any of the transactions contemplated thereby, including, without limitation, any acquisition or proposed acquisition (including, without limitation, the Merger and any of the other transactions contemplated hereby) by JWC or any of its Subsidiaries or Affiliates of all or any portion of the Equity Interests in, or all or substantially all the property and assets of, the Company or any of its Subsidiaries or (ii) the actual or alleged presence of Hazardous Materials on any property of any Loan Party or any of its Subsidiaries or any Environmental Action relating in any way to any Loan Party or any of its Subsidiaries, except to the extent such claim, damage, loss, liability or expense is found in a final, non-appealable judgment by a court of competent jurisdiction to have resulted from such Indemnified Party's gross negligence or willful misconduct. In the case of an investigation, litigation or other proceeding to which the indemnity in this
Section 9.04(b) applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by any Loan Party, its directors, shareholders or creditors or an Indemnified Party or any Indemnified Party is otherwise a party thereto and whether or not the Transaction or any of the other transactions contemplated hereby are consummated. The Borrower also agrees not to assert any claim against any Agent, any Lender Party or any of their Affiliates, or any of their respective officers, directors, employees, attorneys and agents, on any theory of liability, for special, indirect, consequential or punitive damages arising out of or otherwise relating to the Facilities, the actual or proposed use of the proceeds of the Advances or the Letters of Credit, the Loan Documents or any of the transactions contemplated thereby.

         (c) If any payment of principal of, or Conversion of, any Eurodollar Rate Advance is made by the Borrower to or for the account of a Lender Party other than on the last day of the Interest Period for such Advance, as a result of a payment or Conversion pursuant to
Section 2.09(b)(i) or 2.10(d), acceleration of the maturity of the Notes pursuant to Section 6.01 or for any other reason, or if the Borrower fails to make any payment or prepayment of an Advance for which a notice of prepayment has been given or that is otherwise required to be made, whether pursuant to
Section 2.04, 2.06 or 6.01, the Borrower shall pay to the Administrative Agent for such Lender Party an amount equal to the present value (calculated in accordance with this Section 9.04(c)) of interest for the remaining portion of the relevant Interest Period on the amount of such Advance, at a rate per annum equal to the excess of (a) the Eurodollar Rate that would have been in effect for such Interest Period over (b) the Eurodollar Rate applicable on the date of determination to a deemed Interest Period ending on the last day of such Interest Period. The present value of such additional interest shall be calculated by discounting the amount of such interest for each day in the relevant Interest Period from such day to the date of such repayment or termination at an interest rate per annum equal to the interest rate determined pursuant to the immediately preceding sentence, and by adding all such amounts for all such days during such period. The determination by the Administrative Agent of such amount of interest shall be conclusive and binding (absent manifest error).

         (d) If any Loan Party fails to pay when due any costs, expenses or other amounts payable by it under any Loan Document, including, without limitation, fees and expenses of counsel and indemnities, such amount may be paid on behalf of such Loan Party by the Administrative Agent or any Lender Party, in its sole discretion.

         (e) Without prejudice to the survival of any other agreement of any Loan Party hereunder or under any other Loan Document, the agreements and obligations of the Borrower contained in Sections 2.10 and
2.12 and this Section 9.04 shall survive the payment in full of principal, interest and all other amounts payable hereunder and under any of the other Loan Documents.

         SECTION 9.5. Right of Set-off. Upon (a) the occurrence and during the continuance of any Event of Default and (b) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Administrative Agent to declare the Notes due and payable pursuant to the provisions of Section 6.01, each Lender Party and each of its respective Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and otherwise apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender Party or such Affiliate to or for the credit or the account of the Borrower against any and all of the Obligations of the Borrower now or hereafter existing under the Loan Documents, held by such Lender Party, irrespective of whether such Lender Party shall have made any demand under this Agreement or such Note or Notes and although such obligations may be unmatured. Each Lender Party agrees promptly to notify the Borrower after any such set-off and application; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender Party and its respective Affiliates under this Section are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender Party and its respective Affiliates may have.

         SECTION 9.6. Binding Effect. This Agreement shall become effective when it shall have been executed by the Borrower and the Administrative Agent and when the Administrative Agent shall have been notified by each Initial Lender and the Initial Issuing Bank that such Initial Lender and the Initial Issuing Bank has executed it and thereafter shall be binding upon and inure to the benefit of the Borrower, the Administrative Agent and each Lender Party and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of the Lender Parties.

         SECTION 9.7.  Assignments and Participations.  (a)  Each
Lender may, and so long as no Default shall have occurred and be continuing, if demanded by the Borrower (under the circumstances described in Section 2.16) upon at least 20 days' notice to such Lender and the Administrative Agent, will, assign to one or more Persons all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment or Commitments, the Advances owing to it and the Note or Notes held by it); provided, however, that (i) each such assignment shall be of a uniform, and not a varying, percentage of all rights and obligations under and in respect of one or more Facilities, (ii) except in the case of an assignment to a Person that, immediately prior to such assignment, was a Lender, an Affiliate of a Lender or an Approved Fund of any Lender or an assignment of all of a Lender's rights and obligations under this Agreement, the aggregate amount of the Commitments of the assigning Lender being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall (if such assignment occurs after the date on which the Co-Arrangers notify the Borrower and the Lenders that primary syndication has been completed) in no event be less than $5,000,000, (iii) each such assignment shall be to an Eligible Assignee, (iv) each such assignment made as a result of a demand by the Borrower pursuant to this Section 9.07(a) shall be arranged by the Borrower after consultation with the Administrative Agent and shall be either an assignment of all of the rights and obligations of the assigning Lender under this Agreement or an assignment of a portion of such rights and obligations made concurrently with one or more other such assignments that together cover all of the rights and obligations of the assigning Lender under this Agreement and the Notes, (v) no Lender shall be obligated to make any such assignment as a result of a demand by the Borrower pursuant to this
Section 9.07(a) unless and until such Lender shall have received one or more payments from one or more Eligible Assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of all Advances owing to such Lender, together with accrued and unpaid interest thereon to the date of payment of such principal amount, and from the Borrower and/or one or more Eligible Assignees in an aggregate amount equal to all other amounts payable to such Lender under this Agreement and the Notes (including, without limitation, any amounts owing to such Lenders under Sections 2.10, 2.12 and 9.04), (vi) no such assignments shall be permitted until the Co-Arrangers shall have notified the Lender Parties that syndication of the Commitments hereunder has been completed, and (vii) the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any Note or Notes subject to such assignment and (if such assignment occurs after the date on which the Co-Arrangers notify the Borrower and the Lenders that primary syndication has been completed) a processing and recordation fee of $3,500.

         (b) Upon such execution, delivery, acceptance and recording in the Register, from and after the effective date specified in such Assignment and Acceptance, (i) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender or Issuing Bank, as the case may be, hereunder and (ii) the Lender or Issuing Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights (other than its rights under Sections 2.10, 2.12 and 9.04 (and other similar provisions of the other Loan Documents that are specified under the terms of such other Loan Documents to survive the payment in full of the Obligations of the Loan Parties under or in respect of the Loan Documents) to the extent any claim thereunder relates to an event arising prior to such assignment) and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's or Issuing Bank's rights and obligations under this Agreement, such Lender or Issuing Bank shall cease to be a party hereto).

         (c) By executing and delivering an Assignment and Acceptance, the Lender Party assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows:
(i) other than as provided in such Assignment and Acceptance, such assigning Lender Party makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or any other Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency or value of, or the perfection or priority of any lien or security interest created or purported to be created under or in connection with, this Agreement or any other Loan Document or any other instrument or document furnished pursuant hereto or thereto; (ii) such assigning Lender Party makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any other Loan Party or the performance or observance by any Loan Party of any of its obligations under any Loan Document or any other instrument or document furnished pursuant thereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in
Section 4.01 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon any Agent, such assigning Lender Party or any other Lender Party and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee confirms that it is an Eligible Assignee; (vi) such assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers and discretion under the Loan Documents as are delegated to the Administrative Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto; (vii) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender or Issuing Bank, as the case may be; and (viii) such assignee attaches any Internal Revenue Service form (and, if applicable, the certificate) required to be provided by it under Section 2.12 and, if applicable, Section __ of the Subsidiary Guaranty and agrees to provide from time to time any successor or other form prescribed by the Internal Revenue Service as required to be provided by it under Section 2.12 and/or Section __ of the Subsidiary Guaranty.

         (d)  The Administrative Agent, acting for this purpose
(but solely for this purpose) as the agent of the Borrower, shall maintain at its address referred to in Section 9.02 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lender Parties and the Commitment under each Facility of, and principal amount of the Advances owing under each Facility to, each Lender Party from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Administrative Agent and the Lender Parties shall treat each Person whose name is recorded in the Register as a Lender Party hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender Party at any reasonable time and from time to time upon reasonable prior notice.

         (e) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender Party and an assignee, together with any Note or Notes subject to such assignment and payment of the processing and recordation fee, the Administrative Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit C hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Borrower. In the case of any assignment by a Lender, within five Business Days after its receipt of such notice, the Borrower, at its own expense, shall execute and deliver to the Administrative Agent in exchange for the surrendered Note or Notes a new Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it under a Facility pursuant to such Assignment and Acceptance and, if the assigning Lender has retained a Commitment hereunder under such Facility, a new Note to the order of the assigning Lender in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A-1, A-2 or A-3 hereto, as the case may be. Such surrendered Note or Notes shall be returned to the Borrower by the Administrative Agent and marked "cancelled".

         (f) The Issuing Bank may assign to another Person all of its rights and obligations under the undrawn portion of its Letter of Credit

Commitment at any time; provided, however, that (i) each such assignment shall be to an Eligible Assignee and (ii) the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with a processing and recordation fee of $3,500.

         (g) Each Lender Party may sell participations to one or more Persons (other than any Loan Party or any of its Affiliates) in or to all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Note or Notes, if any, held by it); provided, however, that (i) such Lender Party's obligations under this Agreement (including, without limitation, its Commitments) shall remain unchanged,
(ii) such Lender Party shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) such Lender Party shall remain the holder of any such Note for all purposes of this Agreement,
(iv) the Borrower, the Administrative Agent and the other Lender Parties shall continue to deal solely and directly with such Lender Party in connection with such Lender Party's rights and obligations under this Agreement and (v) no participant under any such participation shall have any right to approve any amendment or waiver of any provision of any Loan Document, or any consent to any departure by any Loan Party therefrom, except to the extent that such amendment, waiver or consent would reduce the principal of, or interest on, the Notes or any fees or other amounts payable hereunder, in each case to the extent subject to such participation, postpone any date fixed for any payment of principal of, or interest on, the Notes or any fees or other amounts payable hereunder, in each case to the extent subject to such participation, or release all or substantially all of the Collateral.

         (h) Any Lender Party may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.07, disclose to the assignee or participant or proposed assignee or participant, any information relating to any Loan Party or any of its Subsidiaries furnished to such Lender Party by or on behalf of the Borrower or any other Loan Party; provided, however, that, prior to any such disclosure, the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any Confidential Information received by it from such Lender Party.

         (i) Notwithstanding any other provision set forth in this Agreement, any Lender Party may at any time create a security interest in all or any portion of its rights under this Agreement (including, without limitation, the Advances owing to it and the Note or Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System. No such creation shall release the applicable Lender Party from its obligations hereunder.

         SECTION 9.8. Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

         SECTION 9.9.  No Liability of the Issuing Bank.  The
Borrower assumes all risks of the acts or omissions of any beneficiary or transferee of any Letter of Credit with respect to its use of such Letter of Credit. Neither the Issuing Bank nor any of its officers or directors shall be liable or responsible for: (a) the use that may be made of any Letter of Credit or any acts or omissions of any beneficiary or transferee in connection therewith; (b) the validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should prove to be in any or all respects invalid, insufficient, fraudulent or forged;
(c) payment by the Issuing Bank against presentation of documents that do not comply with the terms of a Letter of Credit, including failure of any documents to bear any reference or adequate reference to the Letter of Credit; or (d) any other circumstances whatsoever in making or failing to make payment under any Letter of Credit, except that the Borrower shall have a claim against the Issuing Bank, and the Issuing Bank shall be liable to the Borrower, to the extent of any direct, but not consequential, damages suffered by the Borrower that the Borrower proves were caused by (i) the such Issuing Bank's willful misconduct or gross negligence (as determined in a final nonappealable judgment by a court of competent jurisdiction) in determining whether documents presented under any Letter of Credit comply with the terms of the Letter of Credit or (ii) the Issuing Bank's willful failure to make lawful payment under a Letter of Credit after the presentation to it of a draft and certificates strictly complying with the terms and conditions of the Letter of Credit. In furtherance and not in limitation of the foregoing, the Issuing Bank may accept documents that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

         SECTION 9.10.  Confidentiality.  Neither the Administrative
Agent nor any Lender Party shall disclose any Confidential Information to any Person without the consent of the Borrower, other than (a) to the Administrative Agent's or such Lender Party's affiliates and their officers, directors, employees, agents and advisors and to actual or prospective Eligible Assignees and participants, and then only on a confidential basis,
(b) as required by any law, rule or regulation or judicial process, (c) as requested or required by any state, federal or foreign authority or examiner regulating such Lender Party (including, without limitation, the National Association of Insurance Commissioners) and (d) to any rating agency when required by it, provided that, prior to any such disclosure, such rating agency shall undertake to preserve the confidentiality of any Confidential Information relating to the Loan Parties received by it from such Lender Party, (e) to any other person if such disclosure is reasonably incidental to the administration of the Facilities, (f) in connection with any claim, litigation or proceeding to which the Administrative Agent or such Lender Party or any of their affiliates may be a party or (g) to the extent necessary in connection with the exercise of any remedy under this Agreement or any other Loan Document.

         SECTION 9.11. Jurisdiction, Etc. (a) Each of the parties hereto hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of any New York state court or federal court of the United States of America sitting in New York, New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement or any of the other Loan Documents to which it is a party, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in any such New York state court or, to the extent permitted by applicable law, in such federal court. Each of the parties hereto hereby irrevocably consents to the service of copies of any summons and complaint and any other process which may be served in any such action or proceeding by certified mail, return receipt requested, or by delivering a copy of such process to such party, at its address specified in Section 9.02, or by any other method permitted by applicable law. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by applicable law. Nothing in this Agreement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Agreement or any of the other Loan Documents in the courts of any jurisdiction.

         (b) Each of the parties hereto irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection that it may now or hereafter have to the laying of venue of any action or proceeding arising out of or relating to this Agreement or any of the other Loan Documents to which it is a party in any New York state or federal court. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by applicable law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

         SECTION 9.12. Governing Law. This Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York.

         SECTION 9.13. Waiver of Jury Trial. Each of the Borrower, the Agents and the Lender Parties irrevocably waive all right to trial by jury in any action, proceeding or counterclaim (whether based on contract, tort or otherwise) arising out of or relating to this Agreement, any of the other Loan Documents, any of the instruments, agreements or other documents delivered pursuant to the terms of the Loan Documents, the Advances, the transactions contemplated hereby or thereby or the actions of any Agent or any Lender Party in the negotiation, administration, performance or enforcement thereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                          RSA ACQUISITION CORP.


                                          By__________________________________
                                            Name:
                                            Title:


                                          AMERICAN SAFETY RAZOR COMPANY


                                          By__________________________________
                                            Name:
                                            Title:


                                          RSA HOLDINGS CORP. OF DELAWARE


                                          By__________________________________
                                            Name:
                                            Title:


                                          NATIONSBANK, N.A., as Administrative
                                            Agent


                                          By__________________________________
                                            Name:
                                            Title:

                                          NATIONSBANC MONTGOMERY SECURITIES
                                          LLC, as Co-Arranger


                                          By___________________________________
                                            Name:
                                            Title:


                                          DLJ CAPITAL FUNDING, INC., as
                                           Co-Arranger and Syndication agent


                                          By___________________________________
                                            Name:
                                            Title:

                                          Initial Lenders


                                          NATIONSBANK, N.A.


                                          By__________________________________
                                            Title:


                                          DLJ CAPITAL FUNDING, INC.


                                          By__________________________________
                                            Name:
                                            Title:

                                  SCHEDULE I

                  COMMITMENTS AND APPLICABLE LENDING OFFICES