Form 10-Q
period 2000-03-31
AMERICAN SAFETY RAZOR CO
filed 2000-05-11
CIK 750339

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended March 31, 2000

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________


                      Commission File Number 0-21952


                      AMERICAN SAFETY RAZOR COMPANY
          (Exact name of registrant as specified in its charter)

          Delaware                                 54-1050207
  -----------------------               -------------------------------
  (State of incorporation)              (I.R.S. Employer Identification
                                                  Number)


 240 Cedar Knolls Road, Suite 401,
 Cedar Knolls, New Jersey 07927                (973) 753-3000
 ---------------------------------      -------------------------------
 (Address of principal executive        (Registrant's telephone number)
   offices, including zip code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  [x]        No   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2000.

           Class                                  Outstanding at May 5, 2000
           -----                                  --------------------------
 Common Stock, $.01 Par Value                             12,110,349

                      AMERICAN SAFETY RAZOR COMPANY

                                  Index

                                                              Page Number

Part I.        Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               March 31, 2000 (Unaudited) and
               December 31, 1999 (Company)                        1

               Condensed Consolidated Statements of
               Operations (Unaudited) Three months ended
               March 31, 2000 (Company) and March 31,
               1999 (Predecessor)                                 3

               Condensed Consolidated Statements of
               Comprehensive Income (Unaudited)
               Three months ended March 31, 2000
               (Company) and March 31, 1999 (Predecessor)         4

               Condensed Consolidated Statements of
               Cash Flows (Unaudited) Three months ended
               March 31, 2000 (Company) and March 31,
               1999 (Predecessor)                                 5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited)                             6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     19

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                 23


Part II.       Other Information

     Item 1.   Legal Proceedings                                 23

     Item 6.   Exhibits and Reports on Form 8-K                  23

Signatures                                                       24

                      AMERICAN SAFETY RAZOR COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)



                                                       Company
                                              --------------------------
                                               March 31,    December 31,
                                                  2000          1999
                                              -----------   ------------
                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                    $ 6,188         $12,500
   Accounts receivable, net                      44,625          46,252
   Inventories                                   57,790          54,404
   Deferred income taxes                          7,250           6,814
   Prepaid expenses                               1,987           1,882
                                               --------        --------
      Total current assets                      117,840         121,852

   Property and equipment                       101,469          98,398
   Less accumulated depreciation                (11,661)         (8,407)
                                               --------        --------
                                                 89,808          89,991

   Intangible assets, net:
      Goodwill, trademarks and patents          158,584         159,675
      Other                                       6,383           6,826
                                               --------        --------
                                                164,967         166,501

   Prepaid pension cost and other                25,153          24,527
                                               --------        --------

   Total assets                                $397,768        $402,871
                                               ========        ========











See accompanying notes.

                      AMERICAN SAFETY RAZOR COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands; except share data)


                                                       Company
                                              --------------------------
                                               March 31,    December 31,
                                                  2000          1999
                                              -----------   ------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $15,162       $13,711
  Accrued expenses and other                     18,985        23,131
  Current maturities of
    long-term obligations                        10,099        10,508
                                               --------      --------
     Total current liabilities                   44,246        47,350

  Long-term obligations                         173,057       175,108
  Retiree benefits and other                     27,638        27,333
  Deferred income taxes                          24,236        24,078
                                               --------      --------
  Total liabilities                             269,177       273,869
                                               --------      --------
Stockholders' equity:
 Common stock, $.01 par value, 25,000,000
  shares authorized; 12,110,349 shares
  issued and outstanding at March 31, 2000
  and December 31, 1999                             121           121
 Additional paid-in capital                     172,843       172,843
 Advances to RSA Holdings Corporation, net      (42,714)      (42,714)
 Accumulated deficit                             (1,361)       (1,258)
 Accumulated other comprehensive (loss)
  income                                           (298)           10
                                               --------      --------
                                                128,591       129,002
                                               --------      --------
 Total liabilities and stockholders' equity    $397,768      $402,871
                                               ========      ========




See accompanying notes.

                      AMERICAN SAFETY RAZOR COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (In thousands, except per share data)


                                              Company     Predecessor
                                             ---------    -----------
                                               Three         Three
                                               Months        Months
                                               Ended         Ended
                                             March 31,      March 31,
                                               2000           1999
                                             --------     -----------

Net sales                                     $77,209       $70,287
Cost of sales                                  51,801        46,829
                                             --------      --------
   Gross profit                                25,408        23,458

Selling, general and administrative
  expenses                                     19,700        16,507
Amortization of intangible assets               1,188           647
                                             --------      --------
   Operating income                             4,520         6,304

Interest expense                                4,714         3,030
                                             --------      --------
   (Loss) income before income taxes             (194)        3,274

Income taxes (benefit)                            (91)        1,300
                                             --------      --------
Net (loss) income                               $(103)       $1,974
                                             ========      ========
Basic earnings per share:
    Net (loss) income                          $(0.01)        $0.16
                                             ========      ========
    Weighted average number of shares
      outstanding                              12,110        12,110
                                             ========      ========
Diluted earnings per share:
    Net (loss) income                          $(0.01)        $0.16
                                             ========      ========
    Weighted average number of shares
      outstanding                              12,110        12,189
                                             ========      ========





See accompanying notes.

                      AMERICAN SAFETY RAZOR COMPANY
  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                              (In thousands)


                                                Company      Predecessor
                                               ---------    -------------
                                                 Three          Three
                                                 Months         Months
                                                 Ended          Ended
                                               March 31,      March 31,
                                                  2000          1999
                                               ---------    -------------

Net (loss) income                               $(103)         $1,974
Other comprehensive loss:
  Foreign currency translation adjustments       (308)           (433)
                                                -----          ------
Comprehensive (loss) income                     $(411)         $1,541
                                                =====          ======































See accompanying notes.

                      AMERICAN SAFETY RAZOR COMPANY
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (In thousands)


                                                Company     Predecessor
                                               ---------    -----------
                                                 Three         Three
                                                 Months        Months
                                                 Ended         Ended
                                               March 31,     March 31,
                                                  2000          1999
                                               ---------    -----------

Operating activities
Net (loss) income                               $(103)        $1,974
Adjustments to reconcile net (loss) income
  to net cash (used in) provided by
  operating activities:
    Depreciation and amortization               4,451          3,206
    Interest and financing costs                  361            138
    Retiree benefits and other                   (629)          (936)
    Deferred income taxes                        (278)            88
    Changes in operating assets and
      liabilities:
        Accounts receivables                    1,627          5,335
        Inventories                            (3,386)        (5,276)
        Prepaid expenses                         (105)          (202)
        Accounts payable                        1,451          1,884
        Accrued and other expenses             (4,146)        (1,765)
                                               ------         ------
Net cash (used in) provided by
  operating activities                           (757)         4,446

Investing activities
Capital expenditures                           (3,080)        (2,650)
Other, net                                         --            (28)
                                               ------         ------
Net cash used in investing activities          (3,080)        (2,678)

Financing activities
Repayment of long-term obligations             (2,475)        (7,072)
Proceeds from borrowings                           --          3,437
Proceeds from exercise of stock options            --              2
                                               ------         ------

Net cash used in financing activities          (2,475)        (3,633)
                                               ------         ------
Net decrease in cash and cash equivalents      (6,312)        (1,865)
Cash and cash equivalents, beginning of
  period                                       12,500          3,453
                                               ------         ------
Cash and cash equivalents, end of period       $6,188         $1,588
                                               ======         ======


See accompanying notes.

                      AMERICAN SAFETY RAZOR COMPANY

     Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

As a result of the acquisition of the Company, effective April 23, 1999, and new basis of accounting, the Company's financial statements for the period subsequent to the acquisition are not comparable to the Predecessor's financial statements for the period prior to the acquisition.

NOTE B - INVENTORIES

Inventories consisted of:

                                                       Company
                                             ---------------------------
                                               March 31,    December 31,
                                                  2000          1999
                                             -----------    ------------
                                                    (In thousands)
Raw materials                                 $27,548       $27,928
Work-in-process                                 5,551         4,521
Finished goods                                 20,841        18,098
Operating supplies                              3,850         3,857
                                              -------       -------
                                              $57,790       $54,404
                                              =======       =======

NOTE C - LONG TERM OBLIGATIONS

At March 31, 2000, the Company had approximately $25.0 million available for future borrowings under its revolving credit facility.

NOTE D - EARNINGS PER SHARE

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

NOTE E - SEGMENT INFORMATION

                                    Company             Predecessor
                              --------------------  --------------------
                               Three Months Ended    Three Months Ended
                                 March 31, 2000        March 31, 1999
                              --------------------  --------------------
                                         Operating             Operating
                                          Income                Income
                              Net Sales   (Loss)    Net Sales   (Loss)
                              ---------  ---------  ---------  ---------
                                            (In Thousands)

Razors and Blades            $50,468    $4,584     $44,282       $5,966
Cotton and Foot Care          20,226        55      20,553          427
Custom Bar Soap                6,515      (119)      5,452          (89)
                             -------    ------     -------       ------
                             $77,209     4,520     $70,287        6,304
                             =======               =======
Interest expense                         4,714                    3,030
                                         -----                   ------
(Loss) income before income              $(194)                  $3,274
  taxes                                 ======                   ======

                                Total
                               Assets
                             ----------
                              March 31,
                                2000
                             ----------
Razors and Blades             $310,503
Cotton and Foot Care            58,195
Custom Bar Soap                 29,070
                              --------
                              $397,768
                              ========

NOTE F - CONTINGENCIES

Cotton Matter:
-------------
During 1998, the Company purchased bleached cotton from an outside supplier for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March through November of 1998, the process by which the Company's supplier bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the supplier in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. The Company, to date, has received complaints from a number of customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. No lawsuits have been filed by any of these customers. The Company has received written notice of claims for damages in the aggregate amount of approximately $117.0 million. To date, no claim has been substantiated. In addition, $113.0 million of this amount is for alleged lost profits from two customers, which lost profits have not been substantiated. It is possible that additional damage claims might be forthcoming. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.
                                    7

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

Other Matters:
-------------

In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three-bladed shaving cartridge systems (the MBC (Trademark) introduced in 1994 and the Tri-Flexxx (Trademark) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents are not infringed, are invalid and unenforceable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. Gillette's time to respond to the Company's answer and counterclaims has been postponed pending ongoing settlement discussions. The Company believes that Gillette's claims are without merit and intends to defend against them vigorously, as well as to vigorously pursue the Company's counterclaims against Gillette. The Company does not believe it has any material liability with respect to Gillette's claims described above. However, management and counsel at this time are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this matter. The Company will reassess this matter as new facts become available.

NOTE G - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $69.3 million of 9 7/8% Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor. However, the guarantee of one of the guarantor subsidiaries ranks junior to its outstanding subordinated note.

The following condensed consolidating financial information presents condensed consolidating financial statements as of March 31, 2000 and December 31, 1999 (the Company), and for the three months ended March 31, 2000 (the Company) and 1999 (Predecessor), of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.

            Condensed Consolidating Balance Sheets (Unaudited)

                              March 31, 2000


                                                 Company
                           ----------------------------------------------------
                                                  Non-
                                    Guarantor  guarantor
                                     Subsidi-   Subsidi-     Elimina-  Consoli-
                             ASR      aries      aries        tions     dated
                             ---    ---------  ---------     -------   --------
                                          (In thousands)
Assets
Current assets:
 Cash and cash equivalents  $  2,432    $ 1,408   $  2,348    $    --   $ 6,188
 Accounts receivable, net     20,836     10,664     13,457       (332)   44,625
 Advances receivable--
  subsidiaries                60,741         --         --    (60,741)       --
 Inventories                  29,928     15,730     12,757       (625)   57,790
  Income taxes and
  prepared expenses            6,380      2,339        518         --     9,237
                            --------    -------   --------    -------   -------

   Total current assets      120,317     30,141     29,080    (61,698)  117,840


Property and equipment, net   58,394     24,403      7,011         --    89,808
Intangible assets, net       137,160     22,744      5,063         --   164,967
Prepaid pension cost and
  other                       16,677      8,456         20         --    25,153
Investment in subsidiaries    32,798         --      8,067    (40,865)       --
                             -------    -------     ------    -------   -------

   Total assets             $365,346    $85,744    $49,241  $(102,563) $397,768
                            ========    =======    =======  =========  ========

Liabilities and
  Stockholders' Equity
Current liabilities:
  Accounts payable,
    Accrued expenses
    and other               $ 18,929    $ 10,728   $ 4,495  $    (5)   $ 34,147
  Advances payable--
    subsidiaries                  --      45,419    16,274  (61,693)         --
  Current maturities of
    long-term obligations      8,419       1,383       297       --      10,099
                            --------     -------   -------  -------    --------

       Total current
        liabilities           27,348      57,530    21,066  (61,698)     44,246


Long-term obligations        172,913         144        --      --      173,057
Retiree benefits and other    16,965      10,673        --      --       27,638
Deferred income taxes         19,529       4,379       328      --       24,236
                             -------      ------    ------   -----      -------

        Total liabilities    236,755      72,726    21,394 (61,698)     269,177
                             -------      ------    ------  ------      -------



                                                 Company
                           ----------------------------------------------------
                                                  Non-
                                    Guarantor  guarantor
                                     Subsidi-   Subsidi-     Elimina-  Consoli-
                             ASR      aries      aries        tions     dated
                             ---    ---------  ---------     -------   --------
                                          (In thousands)

Stockholders' equity
  Common stock                  121          --        --         --       121
  Additional paid-in
    capital                 172,843      12,948    23,676    (36,624)  172,843
  Advances to RSA Holdings
    Corporation, net        (42,714)         --        --         --   (42,714)
  (Accumulated deficit)
    retained earnings        (1,361)         70     4,469     (4,539)   (1,361)
  Accumulated other
    comprehensive loss         (298)         --      (298)       298      (298)
                            -------    --------   -------    --------   -------
                            128,591      13,018    27,847    (40,865)  128,591
                            -------    --------   -------   --------   -------
        Total liabilities
         and stockholders'
         equity            $365,346    $ 85,744   $49,241  $(102,563) $397,768
                           ========    ========   =======  =========  ========

                  Condensed Consolidating Balance Sheets

                            December 31, 1999


                                                Predecessor
                              -------------------------------------------------
                                                    Non-
                                       Guarantor guarantor
                                        Subsidi- Subsidi-  Elimina-  Consolida-
                              ASR        aries    aries      tions   ted
                              -------  --------- --------- --------  ----------
                                              (In Thousands)

Assets
Current assets:
  Cash and cash equivalents   $ 6,221    $ 1,180  $  5,081     $   18  $ 12,500
  Accounts receivable, net     19,927     12,906    13,751       (332)   46,252
  Advances receivable--
   subsidiaries                59,790       --          --    (59,790)       --
  Inventories                  29,825     13,322    11,947       (690)   54,404
  Income taxes and
   prepaid expenses             6,511      1,912       273         --     8,696
                             --------   --------   -------  ---------   -------

    Total current assets      122,274     29,320    31,052    (60,794)  121,852


Property and equipment, net    58,005     24,731     7,255         --    89,991
Intangible assets, net        138,404     22,994     5,103         --   166,501
Prepaid pension cost and
  other                        16,133      8,373        21         --    24,527
Investment in subsidiaries     32,506         --      8,587   (41,093)       --
                             --------    -------    -------  ---------  -------
    Total assets             $367,322    $85,418    $52,018 $(101,887)  402,871
                             ========    =======    ======= =========   =======

Liabilities and
  Stockholders' Equity
Current liabilities:
 Accounts payable, accrued
  expenses and other         $ 19,299    $10,830    $ 6,714 $     (1)   $36,842
 Advances payable--
  subsidiaries                     --     44,289     16,504  (60,793)        --
 Current maturities of
  long-term obligations         7,964      1,417      1,127       --     10,508
                              -------     ------     ------  -------    -------

    Total current
      liabilities              27,263     56,536     24,345  (60,794)    47,350


Long-term obligations         174,954        154         --       --    175,108
Retiree benefits and other     16,750     10,583         --       --     27,333
Deferred income taxes          19,353      4,392        333       --     24,078
                              -------     ------      -----   ------    -------

    Total liabilities         238,320     71,665     24,678  (60,794)   273,869
                              -------     ------     ------  -------    -------



                                                Predecessor
                              -------------------------------------------------
                                                    Non-
                                       Guarantor guarantor
                                        Subsidi- Subsidi-  Elimina-  Consolida-
                              ASR        aries    aries      tions   ted
                              -------  --------- --------- --------  ----------
                                              (In Thousands)

Stockholders' equity
  Common stock                  121        485        87       (572)       121
  Additional paid-in
    capital                 172,843     12,463    23,391    (35,854)   172,843
  Advances to RSA Holdings
     Corporation, net       (42,714)        --        --         --    (42,714)
 (Accumulated deficit)
     retained earnings       (1,258)       805     3,852     (4,657)    (1,258)
  Accumulated other
     comprehensive income        10         --        10        (10)        10
                            -------   --------  --------  ---------   --------
                            129,002     13,753    27,340    (41,093)   129,002
                            -------   --------  --------  ---------   --------
       Total liabilities
        and stockholders'
        equity             $367,322   $ 85,418  $ 52,018  $(101,887)  $402,871
                           ========   ========  ========  =========   ========


       Condensed Consolidating Statements of Operations (Unaudited)

                    Three Months Ended March 31, 2000

                                               Company
                            --------------------------------------------------
                                                 Non-
                                    Guarantor  Guarantor
                                     Subsidi-   Subsidi-  Elimina
                             ASR     aries      aries     tions   Consolidated
                             ---    ---------  --------   ------- ------------
                                            (In thousands)

Net sales                  $40,590   $26,992    $15,957   $(6,330)  $77,209

Cost of sales               23,343    22,994     11,794    (6,330)   51,801
                           -------   -------    -------   -------   -------

Gross profit                17,247    3,998       4,163        --    25,408

Selling, general and
  administrative expenses   13,049    3,812       2,839        --    19,700
Amortization of intangible
  assets                       898      250          40        --     1,188
                            ------   ------     -------   -------   -------

Operating income (loss)      3,300      (64)      1,284        --     4,520

Other income (expense);
  Equity in earnings
  (losses)of affiliates        402       --        (520)      118        --
  Interest expense          (4,150)  (1,090)        526        --    (4,714)
                            ------   ------     -------   -------   -------
Income (loss) before
  income taxes                (448)  (1,154)      1,290       118      (194)
Income taxes (benefit)        (345)    (419)        673        --       (91)
                            ------   ------     -------   -------   -------

Net (loss) income           $ (103)  $ (735)    $   617   $   118   $  (103)
                            ======   ======     =======   =======   =======


         Condensed Consolidating Statements of Income (Unaudited)

                    Three Months Ended March 31, 1999

                                            Predecessor
                              ------------------------------------------------
                                                  Non-
                                     Guarantor  guarantor
                                     Subsidi-   Subsidi-  Elimina-
                              ASR     aries      aries     tions   Consolidated
                              ---    ---------  --------  -------- ------------
                                            (In thousands)
Net sales                    $37,918  $26,228  $14,005    $(7,864)  $70,287

Cost of sales                 21,581   22,633   10,479     (7,864)   46,829
                             -------  -------  -------    -------   -------

Gross profit                  16,337    3,595    3,526         --    23,458

Selling, general and
  administrative expenses     10,836    3,013    2,658         --    16,507
Amortization of intangible
  assets                         365      246       36         --       647
                             -------   ------   ------      -----    ------

Operating income               5,136      336      832         --     6,304

Other income (expense):
   Equity in earnings
    (losses)of affiliates        581       --     (130)      (451)       --
   Interest expense           (2,483)  (1,002)     455         --    (3,030)
                             -------   ------   ------     ------    ------
Income (loss) before
   income taxes                3,234     (666)   1,157       (451)    3,274
Income taxes (benefit)         1,260     (356)     396         --     1,300
                             -------   ------   ------     ------    ------

Net income (loss)            $ 1,974   $ (310)  $  761    $  (451)  $ 1,974
                             =======   ======   ======    =======   =======

  Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                    Three Months Ended March 31, 2000

                                                 Company
                                -----------------------------------------------
                                                     Non-
                                       Guarantor   guarantor
                                       Subsidi-    Subsidi-  Elimina-  Consoli-
                                ASR      aries       aries    tions     dated
                                ---    ---------   --------- --------  --------
                                              (In thousands)
Net (loss) income             $(103)      $(735)     $617     $118     $(103)
Other comprehensive loss:
  Foreign currency
    translation adjustments    (308)         --      (308)     308      (308)
                              -----        ----      ----     ----      ----
Comprehensive (loss) income   $(411)      $(735)     $309     $426     $(411)
                              =====       =====      ====     ====     =====



  Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                    Three Months Ended March 31, 1999

                                             Predecessor
                                -----------------------------------------------
                                                   Non-
                                      Guarantor  guarantor
                                       Subsidi-  Subsidi-     Elimina-  Consoli-
                                ASR     aries     aries        tions     dated
                                ---   ---------  --------     --------  --------
                                            (In thousands)
Net income (loss)              $1,974     $(310)    $761      $(451)     $1,974
Other comprehensive loss:
  Foreign currency
    translation adjustments        (2)      --      (433)         2        (433)
                               ------     -----     ----       ----      ------
Comprehensive income (loss)    $1,972     $(310)   $ 328      $(449)     $1,541
                               ======     =====    =====       ====      ======

       Condensed Consolidating Statements of Cash Flows (Unaudited)

                    Three Months Ended March 31, 2000



                                               Company
                               ------------------------------------------------
                                                  Non-
                                     Guarantor  guarantor
                                     Subsidi-   Subsidi-     Elimina-  Consoli-
                               ASR    aries      aries        tions     dated
                               ---   ---------  ---------    --------  --------
                                            (In thousands)
Operating activities
Net cash provided by (used
  in) operating activities   $1,274    $ (436)    $(1,526)     $  (69)  $ (757)

Investing activities
Capital expenditures         (2,526)     (407)       (147)         --   (3,080)
Advances from (to)
  subsidiaries                 (951)       --          --         951       --
                             ------     -----       -----       -----   ------

Net cash used in investing   (3,477)     (407)       (147)        951   (3,080)
  activities

Financing activities
Repayment of long-term
  obligations                (1,586)      (59)       (830)         --   (2,475)
Advances from (to)
  subsidiaries                   --     1,130        (230)       (900)      --
                             ------     -----       -----        ----    -----
Net cash (used in)
  provided by financing
  activities                 (1,586)    1,071      (1,060)       (900)  (2,475)

Net (decrease) increase
  in cash and cash
  equivalent                 (3,789)      228      (2,733)        (18)  (6,312)
Cash and cash equivalents,
  beginning of period         6,221     1,180       5,081          18   12,500
                             ------     -----       -----        ----   ------
Cash and cash equivalents,
  end of period              $2,432    $1,408      $2,348        $ --  $ 6,188
                             ======    ======       ======       ====   ======

       Condensed Consolidating Statements of Cash Flows (Unaudited)

                    Three Months Ended March 31, 1999




                                                Predecessor
                                 ----------------------------------------------
                                                    Non-
                                       Guarantor  guarantor
                                       Subsidi-   Subsidi-   Elimina-  Consoli-
                                 ASR    aries      aries      tions     dated
                                 ---   ---------  -------    -------   --------
                                            (In thousands)
Operating activities
Net cash provided by (used
  in) operating activities    $ 2,752   $ 1,258    $  (79)   $   515    $ 4,446

Investing activities
Capital expenditures           (1,865)     (652)     (133)       --      (2,650)
Other                             (79)       --        51        --         (28)
Advances from (to)
  subsidiaries                  2,477        --    (1,418)    (1,059)       --
                               ------    ------    ------     ------     ------

Net cash provided by
  (used in) investing
  activities                      533      (652)   (1,500)    (1,059)    (2,678)
Financing activities
Repayment of long-term
  obligations                 (6,564)       (47)     (461)       --      (7,072)
Proceeds from borrowings       3,300         --       137        --       3,437
Proceeds from exercise of
  stock options                    2         --        --        --           2
Advances from (to)
  subsidiaries                   --        (544)       --       544         --
                               ------    ------    ------     ------     ------

Net cash used in financing    (3,262)      (591)     (324)      544      (3,633)
  activities

Net increase (decrease) in
  cash and cash equivalents       23         15    (1,903)       --      (1,865)
Cash and cash equivalents,
  beginning of period            (17)       106     3,364        --       3,453
                               ------    ------    ------     ------     ------
Cash and cash equivalents,
  end of period               $    6    $   121    $1,461    $   --      $1,588
                              =======   =======    ======    ======      ======

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.


Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Three Months Ended March 31, 2000 Compared to Three Months Ended March
31, 1999

Net Sales.  Net sales for the three months ended March 31, 2000 and 1999,
---------
were $77.2 million and $70.3 million, respectively, an increase of $6.9 million, or 9.8%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended March 31, 2000 and 1999, were $50.5 million and $44.3 million, respectively, an increase of $6.2 million or 14.0%.

Net sales of shaving razors and blades for the three months ended March 31, 2000 and 1999, were $34.5 million and $29.1 million, respectively, an increase of $5.4 million, or 18.4%. Net sales of domestic value branded shaving products increased 5.6%, primarily reflecting sales gains relating to the Tri-Flexxx shaving product. Net sales of domestic private label shaving products increased 20.1% primarily reflecting sales gains relating to the Tri-Flexxx and Premier Comfort shaving products. Net sales of shaving products in international markets increased 28.4% (net of a 5% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets.

Net sales of blades and bladed hand tools for the three months ended March 31, 2000 and 1999, were $12.1 million and $11.6 million, respectively, an increase of $0.5 million, or 5.0%. The increase primarily reflects increased sales of the Company's Personna (Registered Trademark) brand of products as a result of distribution gains.

Net sales of specialty industrial and medical blades for the three months ended March 31, 2000 and 1999, were $3.9 million and $3.6 million, respectively, an increase of $0.3 million, or 7.4%. Sales of specialty industrial products increased 21.4%, rebounding from weak sales in the first quarter of 1999, reflecting distribution gains. Sales of medical products were substantially unchanged.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended March 31, 2000 and 1999, were $20.2 million and $20.6 million, respectively, a decrease of $0.4 million or 1.6%. The decrease results primarily from issues related to the cotton coil matter. (See Note F to the condensed consolidated financial statements).

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended March 31, 2000 and 1999, were $6.5 million and $5.5 million, respectively, an increase of $1.0 million or 19.5%. The increase results primarily from increased sales volume to the Company's skin care customers.

Gross Profit. Gross profit increased $1.9 million to $25.4 million during
------------
the three months ended March 31, 2000, from $23.5 million for the three months ended March 31, 1999 due primarily to higher sales volume. As a percentage of net sales, gross profit was 32.9% for the three months ended March 31, 2000, and 33.4% for the three months ended March 31, 1999. Blade margins declined due primarily to product mix, higher depreciation expense related to capacity expansion projects and the acquisition and from the negative impact of unfavorable exchange rates, primarily the Euro. The decline in blade margins was partially offset by improved margins in the Company's cotton operations due primarily to lower shipping and material costs.

Operating and Other Expenses. Selling, general and administrative
----------------------------
expenses were 25.5% of net sales for the three months ended March 31, 2000, compared to 23.5% for the three months ended March 31, 1999. The increase primarily reflects an increase in legal fees arising from the Gillette lawsuit and an increase in marketing and administrative overhead associated with the new management team and the new corporate headquarters. Amortization of intangible assets increased $0.6 million to $1.2 million for the three months ended March 31, 2000, from $0.6 million for the three months ended March 31, 1999, reflecting increased amortization of intangible assets related to the acquisition. Interest expense increased $1.7 million to $4.7 million for the three months ended March 31, 2000, from $3.0 million for the three months ended March 31, 1999, due primarily to additional debt and amortization of deferred loan fees incurred in connection with the acquisition and an increase in interest rates. The increase was partially offset by lower interest expense relating to the Company's $30.7 million purchase of a portion of its 9 7/8% Series Senior B Notes in June 1999.

The Company's effective income tax rate was 46.9% for the three months ended March 31, 2000, versus 39.7% for the three months ended March 31, 1999, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. Net cash used in operating activities amounted to $0.8 million for the three months ended March 31, 2000 and net cash provided by operating activities amounted to $4.4 million for the three months ended March 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 primarily reflects a decrease in net income and changes in working capital accounts. Net cash used in investing activities related to capital expenditures of $3.1 million for the three months ended March 31, 2000. Net cash used in financing activities resulted from repayment of long-term obligations of $2.5 million for the three months ended March 31, 2000.

At March 31, 2000, the Company had approximately $25 million available for future borrowings under its revolving credit facility.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facility will be sufficient to cover its working capital needs, capital expenditures and debt service requirements as well as support the Company's growth-oriented strategy for its existing business for at least the next 12 months.

The Company's ability to fund operations, make capital expenditures and make scheduled principal and interest payments or to refinance the Company's indebtedness will depend upon future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control.

Market Risk

The Company is exposed to various market risk factors such as fluctuating interest rates and changes in foreign currency rates. These risk factors can impact results of operations, cash flows and financial position. The Company manages these risks through regular operating and financing activities and periodically uses derivative financial instruments such as foreign exchange option and forward contracts and interest rate cap and swap agreements. These derivative instruments are placed with major financial institutions and are not for speculative or trading purposes.

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2000 and March 31, 1999. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.

Interest Rate Risk

At March 31, 2000, the Company carried $183.2 million of outstanding debt on its balance sheet, with $111.7 million of that total held at variable interest rates. The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the three months ended March 31, 2000 and 1999, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on March 31, 2000, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $3.6 million.


Foreign Currency Risk

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company periodically enters into currency option contracts to partially offset the risk of foreign currency fluctuations. There were no currency contracts outstanding at March 31, 2000.

Contingencies

Refer to Note F - Contingencies to the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of this new standard is not expected to have a material effect on consolidated results of operations or financial position.

Inflation

Inflation has not been material to the Company's operations within the periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the captions "Market Risk", "Interest Rate Risk" and "Foreign Currency Risk" under
Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report.


                        PART II, OTHER INFORMATION


Item 1.  Legal Proceedings

          The information called for by this item is provided in Note F
          - Contingencies to Notes to Condensed Consolidated Financial Statements under Part I, Item 1. - Financial Statements of this Report.


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibits - Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN SAFETY RAZOR COMPANY




May 9, 2000                           By  /s/ James D. Murphy
------------------                       --------------------------------
Date                                     James D. Murphy
                                         President and Chief Executive Officer





May 9, 2000                           By /s/ Alan R. Koss
------------------                       ----------------------------------
Date                                     Alan R. Koss
                                         Senior Vice President
                                         Chief Financial Officer