Form 10-Q
period 2000-06-30
AMERICAN SAFETY RAZOR CO
filed 2000-08-11
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarter Ended June 30, 2000

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


240 Cedar Knolls Road, Suite 401, Cedar Knolls,  New Jersey 07927
-----------------------------------------------------------------
(Address of  principal  executive  offices,  including  zip code)


       (973) 753-3000
       --------------
(Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2000.

            Class                               Outstanding at August 2, 2000
            -----                               -----------------------------

Common Stock, $.01 Par Value                           12,110,349

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index


                                                                   Page Number
                                                                   -----------

Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets                            1

            Condensed Consolidated Statements of Operations (Unaudited)      3

            Condensed Consolidated Statements of Comprehensive Income
            (Unaudited)                                                      4

            Condensed Consolidated Statements of Cash Flows (Unaudited)      5

            Notes to Condensed Consolidated Financial Statements (Unaudited) 6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             20

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      28


Part II.    Other Information

   Item 1.  Legal Proceedings                                               28

   Item 6.  Exhibits and Reports on Form 8-K                                28

Signatures                                                                  29

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                             Company
                                                  ----------------------------
                                                    June 30,      December 31,
                                                     2000           1999
                                                  -----------     ------------
                                                  (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                       $  3,776        $  12,500
    Accounts receivable, net                          47,280           46,252
    Inventories                                       60,819           54,404
    Deferred income taxes                              6,795            6,814
    Prepaid expenses                                   2,345            1,882
                                                    --------         --------

        Total current assets                         121,015          121,852

Property and equipment                               104,661           98,398
Less accumulated depreciation                        (14,878)          (8,407)
                                                    --------         --------
                                                      89,783           89,991

Intangible assets, net:
    Goodwill, trademarks and patents                 157,506          159,675
    Other                                              5,976            6,826
                                                    --------         --------
                                                     163,482          166,501

Prepaid pension cost and other                        25,886           24,527
                                                    --------         --------




Total assets                                        $400,166         $402,871
                                                    ========         ========













See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                             Company
                                                                  -------------------------------
                                                                    June 30,         December 31,
                                                                     2000              1999
                                                                  -----------    ----------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $ 16,334            $ 13,711
    Accrued expenses and other                                        21,465              23,131
    Current maturities of long-term obligations                       10,070              10,508
                                                                    --------            --------

        Total current liabilities                                     47,869              47,350

Long-term obligations                                                180,126             175,108
Retiree benefits and other                                            27,662              27,333
Deferred income taxes                                                 24,451              24,078
                                                                    --------            --------

Total liabilities                                                    280,108             273,869
                                                                    --------            --------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000
        shares authorized; 12,110,349 shares issued and
        outstanding at June 30, 2000 and December 31, 1999               121                 121
    Additional paid-in capital                                       172,843             172,843
    Advances to RSA Holdings Corporation, net                        (52,383)            (42,714)
    Retained earnings (accumulated deficit)                              334              (1,258)
    Accumulated other comprehensive (loss) income                       (857)                 10
                                                                    --------            --------
                                                                     120,058             129,002
                                                                    --------            --------

Total liabilities and stockholders' equity                          $400,166            $402,871
                                                                    ========            ========













See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                                                     Company       Predecessor  Company  Predecessor
                                                                -----------------  -----------  -------  -----------
                                                                          Period     Period                Period
                                                                 Three     from       from       Six        from
                                                                 Months  April 24,   April 1,    Months   January 1,
                                                                 Ended    1999 to     1999 to    Ended     1999 to
                                                                June 30,  June 30,  April 23,   June 30,   April 23,
                                                                  2000     1999        1999       2000       1999
                                                                -------- ---------  ---------   -------- ----------


Net sales                                                        $79,921  $59,942    $17,304    $157,130   $87,591
Cost of sales:
    Cost of sales                                                 53,419   38,185     11,691     105,220    58,520
    Purchase accounting adjustment to inventory                        -    9,008          -           -         -
                                                                 -------  -------    -------    --------   -------

    Gross profit                                                  26,502   12,749      5,613      51,910    29,071

Selling, general and administrative expenses                      17,308   13,130      4,922      37,008    21,429
Amortization of intangible assets                                  1,174      919        188       2,362       835
Transaction expenses                                                   -        -     11,440           -    11,440
                                                                  -------  -------    -------   --------   -------

    Operating income (loss)                                        8,020   (1,300)   (10,937)     12,540    (4,633)

Interest expense                                                   4,839    3,972        877       9,553     3,907
                                                                 -------  -------    -------    --------   -------

    Income (loss) before income taxes
        and extraordinary item                                     3,181   (5,272)   (11,814)      2,987    (8,540)

Income taxes (benefit)                                             1,486   (1,547)    (2,142)      1,395      (842)
                                                                 -------  -------    -------    --------   -------

    Income (loss) before extraordinary item                        1,695   (3,725)    (9,672)      1,592    (7,698)

Extraordinary item, net of income tax benefit                          -      611        118           -       118
                                                                  -------  -------    -------    -------   -------

Net income (loss)                                                $ 1,695  $(4,336)   $(9,790)    $ 1,592   $(7,816)
                                                                 =======  =======    =======     =======   =======


Basic earnings per share:
    Income (loss) before extraordinary item                        $0.14   $(0.31)    $(0.80)    $0.13    $(0.64)
    Extraordinary item                                                 -    (0.05)     (0.01)        -     (0.01)
                                                                   -----   ------     ------     -----    ------
    Net income (loss)                                              $0.14   $(0.36)    $(0.81)    $0.13    $(0.65)
                                                                   =====   ======     ======     =====    ======

    Weighted average number of shares outstanding                 12,110   12,110     12,110    12,110    12,110
                                                                  -------  -------    -------  --------   -------

Diluted earnings per share:
    Income (loss) before extraordinary item                        $0.14   $(0.31)    $(0.80)    $0.13    $(0.64)
    Extraordinary item                                                 -    (0.05)     (0.01)        -     (0.01)
                                                                   -----   ------     ------     -----    ------
    Net income (loss)                                              $0.14   $(0.36)    $(0.81)    $0.13    $(0.65)
                                                                   =====   ======     ======     =====    ======

    Weighted average number of shares outstanding                 12,110   12,122     12,207    12,110    12,198
                                                                  ======   ======     ======    ======    ======







See accompanying notes.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)


                                                                     Company       Predecessor  Company  Predecessor
                                                               ------------------- -----------  -------  -----------
                                                                          Period     Period                Period
                                                                 Three     from       from        Six       from
                                                                 Months  April 24,   April 1,    Months   January 1,
                                                                 Ended    1999 to    1999 to     Ended     1999 to
                                                                June 30,  June 30,  April 23,   June 30,   April 23,
                                                                  2000     1999        1999       2000       1999
                                                                -------- ---------  ---------   --------  ----------

Net income (loss)                                                $1,695   $(4,336)  $(9,790)     $1,592    $(7,816)
Other comprehensive income (loss):
   Foreign currency translation adjustments                        (559)     (310)      317        (867)      (116)
                                                                 ------   -------   --------     ------    -------
Comprehensive income (loss)                                      $1,136   $(4,646)  $(9,473)     $  725    $(7,932)
                                                                 ======   =======   =======      ======    =======





See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                    Company            Predecessor
                                                                               ---------------------   -----------
                                                                                            Period       Period
                                                                                  Six        from         from
                                                                                 Months    April 24,    January 1,
                                                                                 Ended      1999 to      1999 to
                                                                                June 30,    June 30,    April 23,
                                                                                  2000       1999          1999
                                                                                --------  ----------   -----------
Operating activities
Net income (loss)                                                                $1,592     $(4,336)      $(7,816)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Extraordinary item                                                            -         611           118
        Depreciation and amortization                                             8,917       2,960         4,105
        Amortization of financing costs                                             726         346           180
        Retiree benefits and other                                               (1,897)       (872)         (719)
        Deferred income taxes                                                       392      (3,326)          232
        Changes in operating assets and liabilities:
             Accounts receivable                                                 (1,028)     (6,062)        7,710
             Inventories                                                         (6,415)      9,623        (7,748)
             Income taxes receivable                                                  -       1,518        (2,252)
             Prepaid expenses                                                      (463)        (18)          205
             Accounts payable                                                     2,623         216         1,723
             Accrued and other expenses                                          (1,666)      1,768        (1,072)
                                                                                 ------      ------        ------

Net cash provided by (used in) operating activities                               2,781       2,428        (5,334)

Investing activities
Capital expenditures                                                             (6,347)     (1,354)       (3,638)
Other                                                                                 -           2            49
                                                                                 ------     -------       -------

Net cash used in investing activities                                            (6,347)     (1,352)       (3,589)

Financing activities
Repayment of long-term obligations                                               (5,450)    (33,793)      (25,846)
Proceeds from borrowings                                                         10,000      32,801        65,337
Deferred loan fees                                                                  (39)          -        (7,606)
Proceeds from exercise of stock options                                               -           -             2
Advances to parent, net                                                          (9,669)          -       (24,155)
                                                                                 ------     -------       -------

Net cash (used in) provided by financing activities                              (5,158)       (992)        7,732
                                                                                 ------     -------       -------

Net (decrease) increase in cash and cash equivalents                             (8,724)         84        (1,191)
Cash and cash equivalents, beginning of period                                   12,500       2,262         3,453
                                                                                 ------      ------       -------

Cash and cash equivalents, end of period                                         $3,776      $2,346        $2,262
                                                                                 ======      ======        ======



See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


NOTE B - INVENTORIES

Inventories consisted of:

                                              Company
                                -------------------------------------
                                June 30, 2000       December 31, 1999
                                -------------       -----------------
                                          (In thousands)

Raw materials                         $29,008                 $27,928
Work-in-process                         6,260                   4,521
Finished goods                         21,319                  18,098
Operating supplies                      4,232                   3,857
                                      -------                 -------
                                      $60,819                 $54,404
                                      =======                 =======


NOTE C - LONG TERM OBLIGATIONS

In May 2000, the Company amended its $190.0 million credit agreement to provide for the Company to make a $10.0 million advance to its parent company, RSA
Holdings Corporation, for the partial prepayment of its outstanding note payable. In May 2000, the Company borrowed $10.0 million under its revolving credit facility and advanced the $10.0 million to RSA Holdings Corporation to prepay a portion of its outstanding note payable.

At June 30, 2000, the Company had approximately $15.0 million available for future borrowings under its revolving credit facility.

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


NOTE E - SEGMENT INFORMATION

                                               Company                   Company                Predecessor
                                        ---------------------      ---------------------    ----------------------
                                              Three Months               Period from              Period from
                                                 Ended                 April 24, 1999 to        April 1, 1999 to
                                             June 30, 2000               June 30, 1999          April 23, 1999
                                        ---------------------      ----------------------   ----------------------
                                                     Operating                  Operating                Operating
                                           Net        Income          Net        Income        Net        Income
                                          Sales       (Loss)         Sales       (Loss)       Sales       (Loss)
                                        ---------   ----------     ---------   ----------   ---------   ----------
                                                                            (In Thousands)

Razors and Blades                         $52,840      $7,867        $40,332     $(1,861)     $10,907    $(10,639)
Cotton and Foot Care                       19,420        (364)        13,566        (151)       4,998        (169)
Custom Bar Soap                             7,661         517          6,044         712        1,399        (129)
                                          -------     -------        -------    --------      -------    --------
                                          $79,921       8,020        $59,942      (1,300)     $17,304     (10,937)
                                          =======                    =======                  =======
Interest expense                                        4,839                      3,972                      877
                                                      -------                   --------                 --------
Income (loss) before income taxes
   and extraordinary item                              $3,181                    $(5,272)                $(11,814)
                                                       ======                    =======                 ========



                                                                              Company               Predecessor
                                                                   -----------------------    ---------------------
                                                                          Six Months               Period from
                                                                            Ended              January 1, 1999 to
                                                                         June 30, 2000           April 23, 1999
                                                                   -----------------------    ---------------------
                                                                                Operating                 Operating
                                                                       Net       Income         Net        Income
                                                                    Sales        (Loss)        Sales       (Loss)
                                                                   ---------   ----------     -------    ----------

Razors and Blades                                                   $103,308     $12,451      $55,189     $(4,673)
Cotton and Foot Care                                                  39,646        (309)      25,551         258
Custom Bar Soap                                                       14,176         398        6,851        (218)
                                                                   ---------    --------     --------     -------
                                                                    $157,130      12,540      $87,591      (4,633)
                                                                    ========                  =======
Interest expense                                                                   9,553                    3,907
                                                                                --------                  -------
Income (loss) before income taxes
   and extraordinary item                                                        $ 2,987                  $(8,540)
                                                                                 =======                  =======


                                                  Total Assets
                                                  ------------
                                                 June 30, 2000
                                                 -------------

Razors and Blades                                     $312,809
Cotton and Foot Care                                    56,646
Custom Bar Soap                                         30,711
                                                      --------
                                                      $400,166
                                                      ========

NOTE F - CONTINGENCIES

Cotton Matter:
--------------

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

The Company also has been advised by its outside counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against its suppliers for damages, if any, incurred by the Company. However, management cannot at this time make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that the Company's exposure from this matter might not potentially exceed the combination of its insurance coverages and recourse to its suppliers. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly or adversely affected by an ultimate unfavorable outcome of this matter.

Other Matter:
-------------

In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three- bladed shaving cartridge systems (the MBC(TM) introduced in 1994 and the Tri-Flexxx(TM) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents are not infringed, are invalid and unenforceable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. Gillette's time to respond to the Company's answer and counterclaims has been postponed pending ongoing settlement discussions. The Company believes that Gillette's claims are without merit and intends to defend against them vigorously, as well as to vigorously pursue the Company's counterclaims against Gillette. The Company does not believe it has any material liability with respect to Gillette's claims described above. However, management and counsel at this time are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this matter. The Company will reassess this matter as new facts become available.

NOTE G - ADOPTION OF STOCK INCENTIVE PLAN

In June 2000, RSA Holdings Corporation, the Company's parent, adopted a stock incentive plan, whereby stock options may be granted to directors, officers and other key employees of RSA Holdings Corporation and its subsidiaries to purchase a specified number of shares of common stock for a term not to exceed 10 years. The plan provides for the granting of options to purchase up to 110,000 shares of common stock of RSA Holdings Corporation. Grants of options to be issued to directors, officers and other key employees vest and become exercisable upon the attainment of certain performance goals at the end of certain performance periods, as defined in the plan or after nine years.

At June 30, 2000, there were 95,500 stock options outstanding under the RSA Holdings Corporation stock plan.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company has accounted for the provisions of the RSA Holdings Corporation stock plan in its consolidated financial statements. Accordingly, because the exercise price of the stock options equaled the fair market value of the underlying stock on the measurement date, no compensation expense was recognized.


NOTE H - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137 and FAS 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is required to adopt FAS 133 on January 1, 2001. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance relating to revenue recognition. The Company is required to adopt SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, in the fourth quarter of 2000 and is currently assessing the impact, if any, that SAB No. 101 may have on the Company's results of operations or financial position.

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

The following condensed consolidating financial information presents condensed consolidating financial statements as of June 30, 2000 and December 31, 1999 (the Company), for the six months ended June 30, 2000 (the Company), for the period from April 24, 1999 to June 30, 1999 (the Company), and for the period from January 1, 1999 to April 23, 1999 (Predecessor) of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.

               Condensed Consolidating Balance Sheets (Unaudited)

                                  June 30, 2000


                                                                            Company
                                                 -----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                     ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------  ------------ ------------  ------------  ------------
                                                                         (In thousands)
Assets
Current assets:
   Cash and cash equivalents                       $    124      $ 1,612      $ 2,040     $       -      $  3,776
   Accounts receivable, net                          21,305       10,265       16,042          (332)       47,280
   Advances receivable--subsidiaries                 72,490            -            -       (72,490)            -
   Inventories                                       32,146       15,796       13,486          (609)       60,819
   Income taxes and prepaid expenses                  6,180        2,513          447             -         9,140
                                                   --------      -------      -------     ---------      --------

     Total current assets                           132,245       30,186       32,015       (73,431)      121,015

Property and equipment, net                          58,491       24,399        6,893             -        89,783
Intangible assets, net                              135,951       22,496        5,035             -       163,482
Prepaid pension cost and other                       17,110        8,756           20             -        25,886
Investment in subsidiaries                           32,588            -        7,171       (39,759)            -
                                                   --------      -------      -------     ---------      --------
     Total assets                                  $376,385      $85,837      $51,134     $(113,190)     $400,166
                                                   ========      =======      =======     =========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                     $ 22,064     $  9,892      $ 5,847     $      (4)     $ 37,799
   Advances payable--subsidiaries                     7,633       48,339       17,455       (73,427)            -
   Current maturities of long-term obligations        9,946           99           25             -        10,070
                                                   --------      -------      -------     ---------      --------

     Total current liabilities                       39,643       58,330       23,327       (73,431)       47,869

Long-term obligations                               179,992          134            -             -       180,126
Retiree benefits and other                           17,007       10,655            -             -        27,662
Deferred income taxes                                19,679        4,448          324             -        24,451
                                                   --------      -------      -------     ---------      --------

     Total liabilities                              256,321       73,567       23,651       (73,431)      280,108
                                                   --------      -------      -------     ---------      --------

Stockholders' equity
   Common stock                                         121            -            -             -           121
   Additional paid-in capital                       172,843       12,948       23,736       (36,684)      172,843
   Advances to RSA Holdings Corporation, net        (52,383)           -            -             -       (52,383)
   Retained earnings (accumulated deficit)              334         (678)       4,604        (3,926)          334
   Accumulated other comprehensive loss                (851)           -         (857)          851          (857)
                                                   --------      -------      -------     ---------      --------
                                                    120,064       12,270       27,483       (39,759)      120,058
                                                   --------      -------      -------     ---------      --------
     Total liabilities and stockholders' equity    $376,385      $85,837      $51,134     $(113,190)     $400,166
                                                   ========      =======      =======     =========      ========


                     Condensed Consolidating Balance Sheets

                                December 31, 1999


                                                                            Company
                                                  ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------  ------------ ------------  ------------  ------------
                                                                         (In thousands)
Assets
Current assets:
   Cash and cash equivalents                       $  6,221      $ 1,180      $ 5,081     $      18      $ 12,500
   Accounts receivable, net                          19,927       12,906       13,751          (332)       46,252
   Advances receivable--subsidiaries                 59,790            -            -       (59,790)            -
   Inventories                                       29,825       13,322       11,947          (690)       54,404
   Income taxes and prepaid expenses                  6,511        1,912          273             -         8,696
                                                   --------      -------      -------     ---------      --------

     Total current assets                           122,274       29,320       31,052       (60,794)      121,852

Property and equipment, net                          58,005       24,731        7,255             -        89,991
Intangible assets, net                              138,404       22,994        5,103             -       166,501
Prepaid pension cost and other                       16,133        8,373           21             -        24,527
Investment in subsidiaries                           32,506            -        8,587       (41,093)            -
                                                   --------      -------      -------     ---------      --------
     Total assets                                  $367,322      $85,418      $52,018     $(101,887)     $402,871
                                                   ========      =======      =======     =========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                    $  19,299      $10,830      $ 6,714   $        (1)    $  36,842
   Advances payable--subsidiaries                         -       44,289       16,504       (60,793)            -
   Current maturities of long-term obligations        7,964        1,417        1,127             -        10,508
                                                   --------      -------      -------     ---------      --------

     Total current liabilities                       27,263       56,536       24,345       (60,794)       47,350

Long-term obligations                               174,954          154            -             -       175,108
Retiree benefits and other                           16,750       10,583            -             -        27,333
Deferred income taxes                                19,353        4,392          333             -        24,078
                                                   --------      -------      -------     ---------      --------

     Total liabilities                              238,320       71,665       24,678       (60,794)      273,869
                                                   --------      -------      -------     ---------      --------

Stockholders' equity
   Common stock                                         121          485           87          (572)          121
   Additional paid-in capital                       172,843       12,463       23,391       (35,854)      172,843
   Advances to RSA Holdings Corporation, net        (42,714)           -            -             -       (42,714)
   Retained earnings (accumulated deficit)           (1,258)         805        3,852        (4,657)       (1,258)
   Accumulated other comprehensive
     income                                              10            -           10           (10)           10
                                                   --------      -------      -------     ---------      --------
                                                    129,002       13,753       27,340       (41,093)      129,002
                                                   --------      -------      -------    ----------      --------
     Total liabilities and stockholders' equity    $367,322      $85,418      $52,018     $(101,887)     $402,871
                                                   ========      =======      =======     =========      ========


          Condensed Consolidating Statements of Operations (Unaudited)

                         Six Months Ended June 30, 2000


                                                                             Company
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net sales                                           $82,276      $54,284      $33,506      $(12,936)     $157,130
Cost of sales                                        46,888       46,253       25,015       (12,936)      105,220
                                                    -------      -------      -------      --------      --------

Gross profit                                         35,388        8,031        8,491             -        51,910

Selling, general and
     administrative expenses                         23,625        7,442        5,941             -        37,008
Amortization of intangible assets                     1,796          498           68             -         2,362
                                                    -------      -------      -------      --------      --------

Operating income                                      9,967           91        2,482             -        12,540

Other income (expense):
     Equity in earnings (losses) of affiliates          685            -       (1,416)          731             -
     Interest expense                                (8,333)      (2,297)       1,077             -        (9,553)
                                                    -------      -------      -------      --------      --------

Income (loss) before income taxes                     2,319       (2,206)       2,143           731         2,987
Income taxes (benefit)                                  727         (723)       1,391             -         1,395
                                                    -------      -------      -------      --------      --------

Net income (loss)                                   $ 1,592      $(1,483)     $   752      $    731      $  1,592
                                                    =======      =======      =======      -=======      ========

            Condensed Consolidating Statements of Income (Unaudited)
               For the Period from April 24, 1999 to June 30, 1999
                                 (In thousands)


                                                                             Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------

Net sales                                           $32,902      $19,729      $11,751       $(4,440)      $59,942
Cost of sales:
     Other costs                                     17,452       16,358        8,815        (4,440)       38,185
     Purchase accounting adjustment
        to inventory                                  7,910          215          883             -         9,008
                                                    -------      -------      -------       -------       -------

Gross profit                                          7,540        3,156        2,053             -        12,749

Selling, general and
     administrative expenses                          8,898        2,287        1,945             -        13,130
Amortization of intangible assets                       676          236            7             -           919
                                                    -------      -------      -------       -------       -------

Operating income (loss)                              (2,034)         633          101             -        (1,300)

Operating income (expense):
     Equity in earnings (losses) of affiliates          286            -         (484)          198             -
     Interest expense                                (3,561)        (764)         353             -        (3,972)
                                                    -------      -------      -------       -------       -------
Income (loss) before income taxes
     and extraordinary item                          (5,309)        (131)         (30)          198        (5,272)
Income taxes (benefit)                               (1,584)         (16)          53             -        (1,547)
                                                    -------      -------      -------       -------       -------

Income (loss) before extraordinary item              (3,725)        (115)         (83)          198        (3,725)
Extraordinary item                                      611            -            -             -           611
                                                    -------      -------      -------       -------       -------

Net income (loss)                                   $(4,336)     $  (115)     $   (83)      $   198       $(4,336)
                                                    =======      =======      =======       =======       =======

            Condensed Consolidating Statements of Income (Unaudited)
              For the Period from January 1, 1999 to April 23, 1999
                                 (In thousands)


                                                                            Predecessor
                                                   ----------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------


Net sales                                           $46,889      $32,731      $17,136       $(9,165)      $87,591
Cost of sales                                        26,237       28,514       12,934        (9,165)       58,520
                                                    -------      -------      -------       -------       -------

Gross profit                                         20,652        4,217        4,202             -        29,071

Selling, general and
     administrative expenses                         13,665        3,860        3,904             -        21,429
Amortization of intangible assets                       470          318           47             -           835
Transaction expenses                                 11,440            -            -             -        11,440
                                                    -------      -------      -------       -------       -------

Operating income (loss)                              (4,923)          39          251             -        (4,633)

Operating income (expense):
     Equity in earnings of affiliates                  (135)           -         (394)          529             -
     Interest expense                                (3,193)      (1,300)         586             -        (3,907)
                                                    -------      -------      -------       -------       -------
Income (loss) before income taxes
     and extraordinary item                          (8,251)      (1,261)         443           529        (8,540)
Income taxes (benefit)                                 (553)        (570)         281             -          (842)
                                                    -------      -------      -------       -------       -------

Income (loss) before extraordinary item              (7,698)        (691)         162           529        (7,698)
Extraordinary item                                      118            -            -             -           118
                                                    -------      -------      -------       -------       -------

Net income (loss)                                   $(7,816)    $   (691)    $    162       $   529       $(7,816)
                                                    =======     ========     ========       =======       =======


     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                         Six Months Ended June 30, 2000



                                                                             Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net income (loss)                                    $1,592      $(1,483)       $ 752        $  731        $1,592
Other comprehensive loss:
   Foreign currency translation adjustments            (861)           -         (867)          861          (867)
                                                     ------      -------       ------        ------        ------
Comprehensive income (loss)                          $  731      $(1,483)       $(115)       $1,592        $  725
                                                     ======      =======        =====        ======        ======



     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
               For the Period from April 24, 1999 to June 30, 1999
                                 (In thousands)


                                                                            Company
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------- ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net income (loss)                                   $(4,336)       $(115)       $ (83)          $198      $(4,336)
Other comprehensive loss:
   Foreign currency translation adjustments               -            -         (313)             3         (310)
                                                    -------        -----        -----           ----      -------
Comprehensive income (loss)                         $(4,336)       $(115)       $(396)          $201      $(4,646)
                                                    =======        =====        =====           ====      =======


     Condensed Consolidating Statements of Comprehensive Income (Unaudited)
              For the Period from January 1, 1999 to April 23, 1999
                                 (In thousands)


                                                                           Predecessor
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------- ------------ ------------  ------------  ------------
                                                                         (In thousands)


Net income (loss)                                   $(7,816)       $(691)        $162           $529      $(7,816)
Other comprehensive loss:
   Foreign currency translation adjustments               -            -         (116)             -         (116)
                                                    -------        -----         ----           ----      -------
Comprehensive income (loss)                         $(7,816)       $(691)        $ 46           $529      $(7,932)
                                                    =======        =====         ====           ====      =======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                         Six Months Ended June 30, 2000


                                                                            Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
                                                                         (In thousands)
Operating activities
Net cash provided by (used in)
     operating activities                            $6,434      $(1,064)     $(2,571)       $  (18)       $2,781

Investing activities
Capital expenditures                                 (4,776)      (1,186)        (385)            -        (6,347)
Advances from (to) subsidiaries                      (5,067)           -            -         5,067             -
                                                     ------      -------      -------        ------        ------

Net cash used in investing activities                (9,843)      (1,186)        (385)        5,067        (6,347)

Financing activities
Repayment of long-term obligations                   (2,980)      (1,368)      (1,102)            -        (5,450)
Proceeds from borrowings                             10,000            -            -             -        10,000
Deferred loan fees                                      (39)           -            -             -           (39)
Advances to parent                                   (9,669)           -            -             -        (9,669)
Advances from (to) subsidiaries                           -        4,050        1,017        (5,067)            -
                                                     ------       ------       ------        ------        ------

Net cash (used in) provided by
     financing activities                            (2,688)       2,682          (85)       (5,067)       (5,158)

Net (decrease) increase in cash and cash
   equivalents                                       (6,097)         432       (3,041)          (18)       (8,724)
Cash and cash equivalents, beginning of
   period                                             6,221        1,180        5,081            18        12,500
                                                     ------       ------       ------        ------        ------
Cash and cash equivalents, end of
   period`                                           $  124       $1,612       $2,040        $    -        $3,776
                                                     ======       ======       ======        ======        ======

          Condensed Consolidating Statements of Cash Flows (Unaudited)

               For the Period from April 24, 1999 to June 30, 1999

                                 (In thousands)

                                                                            Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
Operating activities
Net cash provided by (used in)
     operating activities                            $2,341        $(892)      $  941        $   38        $2,428

Investing activities
Capital expenditures                                 (1,132)        (206)         (16)           -         (1,354)
Other                                                   (34)           -           36            -              2
Advances from (to) subsidiaries                      (1,587)           -         (641)        2,228             -
                                                     ------      -------       ------         -----       -------

     Net cash used in investing activities           (2,753)        (206)        (621)        2,228        (1,352)

Financing activities
Repayment of long-term obligations                  (32,209)      (1,280)        (304)            -       (33,793)
Proceeds from borrowings                             32,801            -            -             -        32,801
Advances from (to) subsidiaries                           -        2,266            -        (2,266)            -
                                                    -------        -----        -----        ------       -------

     Net cash provided by (used in)
          financing activities                          592          986         (304)       (2,266)         (992)

Net increase (decrease) in cash and cash
   equivalents                                          180         (112)          16             -            84
Cash and cash equivalents, beginning of
  period                                               (173)         297        2,138             -         2,262
                                                     ------        -----       ------        ------        ------
     Cash and cash equivalents, end of
        period                                       $    7        $ 185       $2,154        $    -        $2,346
                                                     ======        =====       ======        ======        ======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

              For the Period from January 1, 1999 to April 23, 1999

                                 (In thousands)

                                                                            Predecessor
                                                    --------------------------------------------------------------
                                                                               Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------
Operating activities
Net cash (used in) provided by
     operating activities                           $(7,976)      $1,545       $  124        $  973       $(5,334)

Investing activities
Capital expenditures                                 (2,538)        (824)        (276)            -        (3,638)
Other                                                    49            -            -             -            49
Advances from (to) subsidiaries                       2,132            -         (691)       (1,441)            -
                                                     ------       ------       ------        ------       -------

     Net cash used in investing activities             (357)        (824)        (967)       (1,441)       (3,589)

Financing activities
Repayment of long-term obligations                  (25,401)         (62)        (383)            -       (25,846)
Proceeds from borrowings                             65,337            -            -             -        65,337
Deferred loan fees                                   (7,606)           -            -             -        (7,606)
Proceeds from exercise of stock options                   2            -            -             -             2
Advances to parent, net                             (24,155)           -            -             -       (24,155)
Advances from (to) subsidiaries                           -         (468)           -           468             -
                                                     ------       ------       ------        ------       -------

     Net cash provided by (used in)
          financing activities                        8,177         (530)        (383)          468         7,732

Net (decrease) increase in cash and cash
   equivalents                                         (156)         191       (1,226)            -        (1,191)
Cash and cash equivalents, beginning of
  period                                                (17)         106        3,364             -         3,453
                                                     ------       ------       ------        ------        ------
     Cash and cash equivalents, end of
        period                                       $ (173)      $  297       $2,138        $    -        $2,262
                                                     ======       ======       ======        ======        ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. Additionally, management has prepared pro forma results of operations for the three and six months ended June 30, 1999 to enable a meaningful comparison between 2000 and 1999 results of operations. Accordingly, see "Three Months Ended June 30, 2000 Compared to Pro Forma Three Months Ended June 30, 1999 and Six Months Ended June 30, 2000 Compared to Pro Forma Six Months Ended June 30, 1999" discussions below, which compare the three and six months ended June, 30, 1999 on a pro forma basis assuming the acquisition and related financing transactions had occurred on April 1, 1999 and January 1, 1999, respectively, with 2000 actual results for a more meaningful comparison of operations.


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


Pro Forma Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 1999

The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from April 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to June 30, 1999. The acquisition, and the related financing transactions, are assumed to have occurred on April 1, 1999. The pro forma condensed consolidated statement of operations for the three months ended June 30, 1999, is not necessarily indicative of the results of operations that would have occurred for the three months ended June 30, 1999, had the acquisition and relating financing transactions occurred on April 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated statement of operations for the three months ended June 30, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                        Three Months Ended June 30, 1999
                                 (In Thousands)



                                       Predecessor                    Predecessor     Company
                                       Historical                    Pro Forma       Historical                       Company
                                       Period from                  Period From     Period From                      Pro Forma
                                      April 1, 1999                  April 1, 1999  April 24, 1999                  Three Months
                                      to April  23,     Pro Forma    to April 23,    to June 30,      Pro Forma         Ended
                                          1999         Adjustments       1999          1999          Adjustments    June 30, 1999
                                      -------------   -----------   --------------- --------------   ------------   ------------

Net sales                                  $17,304                    $ 17,304       $59,942          $     -        $ 77,246
Cost of sales:
   Cost of sales                            11,691       $    94 (a)    11,785        38,185                -          49,970
   Purchase accounting adjustment
      to inventory                               -         3,453 (b)     3,453         9,008           (3,453)(b)       9,008
                                           -------       -------      --------       -------           ------        --------

  Gross profit                              5,613        (3,547)        2,066        12,749            3,453          18,268

Selling, general and administrative
   expenses                                  4,922            14 (c)     4,936        13,130                -          18,066
Amortization of intangible assets              188           118 (d)       306           919                -           1,225
Transaction expenses                        11,440             -        11,440             -                -          11,440
                                           -------       -------      --------       -------           ------        --------

   Operating loss                          (10,937)       (3,679)      (14,616)       (1,300)           3,453         (12,463)

Interest expense                               877           406 (e)     1,283         3,972             (138)(g)       5,117
                                           -------       -------      --------       -------           ------        --------

   Loss before income taxes
      and extraordinary item               (11,814)       (4,085)      (15,899)       (5,272)           3,591         (17,580)

Income taxes (benefit)                      (2,142)       (1,653)(f)    (3,795)       (1,547)           1,426 (f)      (3,916)
                                           -------       -------      --------       -------           ------        --------

   Loss before
      extraordinary item                   $(9,672)      $(2,432)     $(12,104)      $(3,725)          $2,165        $(13,664)
                                           =======       =======      ========       =======           ======        ========


(a) Adjustment to provide pro forma depreciation expense resulting from the application of purchase accounting adjustments computed based on the remaining useful lives of plant and equipment.

(b) Adjustment to reflect the impact on cost of sales of additional inventory costs resulting from adjusting the carrying value of acquired inventories to reflect their estimated fair market value assuming the acquisition occurred on April 1, 1999.

(c) Adjustment to reflect the elimination of amortization of unrecognized prior service cost and unrecognized gains related to the Predecessor's pension and postretirement benefit plans.

(d) Adjustment to reflect the elimination of $159 of amortization related to historical goodwill and record pro forma amortization of $277 related to intangible assets including goodwill, trademarks and patents recorded in connection with the acquisition. Goodwill and trademarks are being amortized over a 40-year useful life and patents are being amortized over a 15-year useful life. These periods are believed by management to be reasonable based on the expected lives of the underlying processes, products, and equipment assumed to be acquired.

(e) Adjustment to reflect (i) the elimination of historical interest expense of $108 related to the Predecessor's credit facilities, loan commitment fees, and the amortization of deferred financing costs, (ii) pro forma amortization of $72 for the $8,001 in deferred financing costs incurred in connection with the financing, amortized over the respective lives of the Company's credit facilities, and (iii) pro forma interest expense of $442 on the Company's credit facilities related to the balances assumed to be outstanding on April 1, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 1, 1999, include $5,000 under the revolving credit facility and $88,000 under the Term Loan Facility. In addition, the purchase of

    $30,700 in Senior Notes on June 10, 1999, was assumed to occur on April 1, 1999.

(f) Adjustment to reflect the income tax consequences of the pro forma adjustments computed at the statutory rate of 39.7% excluding the net adjustment for goodwill of $80 which is not tax deductible.

(g) Adjustment to reflect pro forma interest expense of $261 on the Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (e) above. Adjustment to reflect pro forma interest expense reduction of $399 related to the $30,700,000 in Senior Notes which were assumed to be purchased on April 24, 1999.


Three Months Ended June 30, 2000 Compared to Pro Forma Three Months Ended June 30, 1999

Net Sales. Net sales for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were $79.9 million and $77.2 million, respectively, an increase of $2.7 million, or 3.5%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were $52.8 million and $51.2 million, respectively, an increase of $1.6 million or 3.1%.

Net sales of shaving razors and blades for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were $35.3 million and $32.8 million, respectively, an increase of $2.5 million, or 7.4%. Net sales of domestic value branded shaving products decreased 13.3%. Net sales for the three months ended June 30, 1999, were favorably affected by the launch of the Tri-Flexxx shaving product and by sales of the Revlon Perfect Finish(TM) shaving system which was discontinued in September 1999. The decrease in domestic value branded shaving products net sales also reflects a decline in promotional programs and inventory reductions by a key customer. Net sales of domestic private label shaving products increased 5.0% primarily reflecting sales gains relating to the Tri-Flexxx and Premier Comfort shaving products. Net sales of shaving products in international markets increased 28.0% (net of a 6% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets.

Net sales of blades and bladed hand tools for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were $13.3 million and $14.2 million, respectively, a decrease of $0.9 million, or 5.8%. The decrease primarily reflects the timing of seasonal promotional volume.

Net sales of specialty industrial and medical blades for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were unchanged at $4.2 million.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were $19.4 million and $18.6 million, respectively, an increase of $0.8 million or 4.6%. The increase results primarily from an increase in promotional programs with several customers which was somewhat offset by reduced sales resulting from issues related to the cotton coil matter (see Note F to the condensed consolidated financial statements).

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended June 30, 2000, and for the pro forma three months ended June 30, 1999, were $7.7 million and $7.4 million, respectively, an increase of $0.3 million or 2.9%. The increase results primarily from increased sales volume to several of the Company's skin care and specialty customers.

Gross Profit. Gross profit increased $8.2 million to $26.5 million during the three months ended June 30, 2000, from $18.3 million for the pro forma three months ended June 30, 1999 due primarily to the purchase accounting adjustment to inventory of $9.0 million for the pro forma three months ended June 30, 1999. As a percentage of net sales, gross profit was 33.2% for the three months ended June 30, 2000, and 23.6% for the pro forma three months ended June 30, 1999. Excluding the 1999 purchase accounting adjustment to inventory of $9.0 million, gross profit decreased $0.8 million to $26.5 million for the three months ended June 30, 2000, from $27.3 million for the pro forma three months ended June 30, 1999, and as a percentage of net sales, gross profit was 33.2% for the three months ended June 30, 2000, and 35.3% for the pro forma three months ended June 30, 1999. Blade margins declined due primarily to product mix, higher material costs, higher depreciation expense related to capacity expansion projects and from the negative impact of unfavorable exchange rates, primarily the Euro. Cotton margins declined due primarily to product mix and higher manufacturing overheads.

Operating and Other Expenses. Selling, general and administrative expenses were 21.7% of net sales for the three months ended June 30, 2000, compared to 23.4% for the pro forma three months ended June 30, 1999. The decrease primarily reflects a decrease in promotional spending for our shaving blade products which was somewhat offset by an increase in product development costs and an increase in marketing and administrative overhead associated with the new management team and the new corporate headquarters. Amortization of intangible assets was substantially unchanged at $1.2 million for the three months ended June 30, 2000, and the pro forma three months ended June 30, 1999. Interest expense decreased $0.3 million to $4.8 million for the three months ended June 30, 2000, from $5.1 million for the pro forma three months ended June 30, 1999, due primarily to lower commitment fee expense relating to the permanent reduction in the amount of available borrowings under the Company's term loan facility of $52.5 million in July 1999. The decrease was substantially offset by increased interest expense resulting from additional debt and amortization of deferred loan fees incurred in connection with the acquisition, additional borrowings under the Company's revolving credit facility and an increase in interest rates.

In connection with the 1999 acquisition the Predecessor incurred approximately $11.4 million in transaction expenses related primarily to (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the acquisition, including legal and other advisory fees, and
(iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.

Costs of $0.7 million (net of tax benefit) associated with the 1999 purchase of the Senior Notes and repayment of the terminated credit facility are reflected in the consolidated statement of operations as an extraordinary item.

The Company's effective income tax rate was 46.7% for the three months ended June 30, 2000, versus (22.3)% for the pro forma three months ended June 30, 1999, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain nondeductible transaction expenses in 1999 and state income taxes, net of the federal tax benefit.


Pro Forma Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 1999

The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from January 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to June 30, 1999. The acquisition, and the related financing transactions, are assumed to have occurred on January 1, 1999. The pro forma condensed consolidated statement of operations for the six months ended June 30, 1999, is not necessarily indicative of the results of operations that would have occurred for the six months ended June 30, 1999, had the acquisition and relating financing transactions occurred on January 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                         Six Months Ended June 30, 1999
                                 (In Thousands)



                                        Predecessor                    Predecessor       Company
                                        Historical                      Pro Forma       Historical                     Company
                                       Period from                     Period From     Period From                    Pro Forma
                                    January 1, 1999                  January 1,1999  April 24,1999                   Six Months
                                      to April  23,     Pro Forma        April 23,       to June 30,  Pro Forma        Ended
                                           1999        Adjustments         1999          1999        Adjustments   June 30, 1999
                                    ---------------   -----------    ---------------  -------------- -----------   -------------

Net sales                                   $87,591                         $87,591         $59,942     $      -        $147,533
Cost of sales:
   Cost of sales                             58,520        $  460 (a)        58,980          38,185            -          97,165
   Purchase accounting adjustment
      to inventory                                -         9,008 (b)         9,008           9,008       (9,008)(b)       9,008
                                          ---------       -------          --------         -------       ------       ---------

   Gross profit                              29,071        (9,468)           19,603          12,749        9,008          41,360

Selling, general and administrative
   expenses                                  21,429            68 (c)        21,497          13,130            -          34,627
Amortization of intangible assets               835           638 (d)         1,473             919            -           2,392
Transaction expenses                         11,440             -            11,440               -            -          11,440
                                            -------        ------          --------       ---------     --------        --------

   Operating loss                            (4,633)      (10,174)          (14,807)         (1,300)       9,008          (7,099)

Interest expense                              3,907         2,030 (e)         5,937           3,972         (138)(g)       9,771
                                           --------        ------          --------         -------      -------       ---------

   Loss before income taxes
      and extraordinary item                 (8,540)      (12,204)          (20,744)         (5,272)       9,146         (16,870)

Income taxes (benefit)                         (842)       (4,666)(f)        (5,508)         (1,547)       3,631 (f)      (3,424)
                                           --------       -------           -------         -------       ------       ---------

   Loss before
      extraordinary item                    $(7,698)      $(7,538)         $(15,236)        $(3,725)      $5,515        $(13,446)
                                            =======       =======          ========         =======       ======        ========


(a) Adjustment to provide pro forma depreciation expense resulting from the application of purchase accounting adjustments computed based on the remaining useful lives of plant and equipment.

(b) Adjustment to reflect the impact on cost of sales of additional inventory costs resulting from adjusting the carrying value of acquired inventories to reflect their estimated fair market value assuming the acquisition occurred on January 1, 1999.

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

(e) Adjustment to reflect (i) the elimination of historical interest expense of $494 related to the Predecessor's credit facilities, loan commitment fees, and the amortization of deferred financing costs, (ii) pro forma amortization of $353 for the $8,001 in deferred financing costs incurred in connection with the financing, amortized over the respective lives of the Company's credit facilities, and (iii) pro forma interest expense of $2,171 on the Company's credit facilities related to the balances assumed to be outstanding on January 1, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on January 1, 1999, include $5,000 under the revolving credit facility and $88,000 under the Term Loan Facility. In addition, the purchase of $30,700 in Senior Notes on June 10, 1999, was assumed to occur on January 1, 1999.

(f) Adjustment to reflect the income tax consequences of the pro forma adjustments computed at the statutory rate of 39.7% excluding the net adjustment for goodwill of $451 which is not tax deductible.

(g) Adjustment to reflect pro forma interest expense of $261 on the Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (e) above. Adjustment to reflect pro forma interest expense reduction of $399 related to the $30,700,000 in Senior Notes which were assumed to be purchased on April 24, 1999.


Six Months Ended June 30, 2000 Compared to Pro Forma Six Months Ended June 30, 1999

Net Sales. Net sales for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $157.1 million and $147.5 million, respectively, an increase of $9.6 million, or 6.5%.

Razors and Blades. Net sales of our razors and blades segment for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $103.3 million and $95.5 million, respectively, an increase of $7.8 million, or 8.2%.

Net sales of shaving razors and blades for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $69.7 million and $61.9 million, respectively, an increase of $7.8 million, or 12.6%. Net sales of domestic value branded shaving products decreased 4.5%. Net sales for the six months ended June 30, 1999, were favorably affected by sales of the Revlon Perfect Finish(TM) shaving system which was discontinued in September 1999. The decrease in domestic value branded shaving products net sales also reflects a decline in promotional programs and inventory reductions by a key customer. Net sales of domestic private label shaving products increased 12.0% primarily reflecting sales gains relating to the Tri-Flexxx and Premier Comfort shaving products. Net sales of shaving products in international markets increased 28.2% (net of a 5% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets.

Net sales of blades and bladed hand tools for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $25.5 million and $25.7 million, respectively, a decrease of $0.2 million, or 1.0%. The decrease primarily reflects the timing of seasonal promotional volume. Excluding this impact, core volume increased 3.2%.

Net sales of specialty industrial and medical blades for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $8.1 million and $7.9 million, respectively, an increase of $0.2 million, or 3.3%. Sales of specialty industrial products increased 9.0% reflecting distribution gains. Sales of medical products were substantially unchanged.

Cotton and Foot Care. Net sales of cotton and foot care products for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $39.6 million and $39.1 million, respectively, an increase of $0.5 million or 1.4%. The increase results primarily from an increase in promotional programs with several customers which was somewhat offset by reduced sales resulting from issues related to the cotton coil matter (see Note F to the condensed consolidated financial statements).

Custom Bar Soap. Net sales of the Company's custom bar soap products for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999, were $14.2 million and $12.9 million, respectively, an increase of $1.3 million or 9.9%. The increase results primarily from increased sales volume to several of the Company's skin care and specialty customers.

Gross Profit. Gross profit increased $10.5 million to $51.9 million for the six months ended June 30, 2000, from $41.4 million for the pro forma six months ended June 30, 1999 due primarily to the purchase accounting adjustment to inventory of $9.0 million for the pro forma six months ended June 30, 1999, and to higher sales volume. As a percentage of net sales, gross profit was 33.0% for the six months ended June 30, 2000, and 28.0% for the pro forma six months ended June 30, 1999. Excluding the 1999 purchase accounting adjustment to inventory of $9.0 million, gross profit increased $1.5 million to $51.9 million for the six months ended June 30, 2000, from $50.4 million for the pro forma six months ended June 30, 1999, and as a percentage of net sales, gross profit was 33.0% for the six months ended June 30, 2000, and 34.1% for the pro forma six months ended June 30, 1999. Blade margins declined due primarily to product mix, higher material costs, higher depreciation expense related to capacity expansion projects and from the negative impact of unfavorable exchange rates, primarily the Euro.

Operating and Other Expenses. Selling, general and administrative expenses were 23.6% of net sales for the six months ended June 30, 2000, compared to 23.5% for the pro forma six months ended June 30, 1999. The increase primarily reflects an increase in legal fees arising from the Gillette lawsuit and an increase in marketing and administrative overhead associated with the new management team and the new corporate headquarters. The increase was substantially offset by a decrease in promotional spending for our shaving blade products. Amortization of intangible assets was substantially unchanged at $2.4 million for the six months ended June 30, 2000, and for the pro forma six months ended June 30, 1999. Interest expense decreased $0.2 million to $9.6 million for the six months ended June 30, 2000, from $9.8 million for the pro forma six months ended June 30, 1999, due primarily to lower commitment fee expense relating to the permanent reduction in the amount of available borrowings under the Company's term loan facility of $52.5 million in July 1999. The decrease was substantially offset by increased interest expense resulting from additional debt and amortization of deferred loan fees incurred in connection with the acquisition, additional borrowings under the Company's revolving credit facility and an increase in interest rates.

In connection with the 1999 acquisition the Predecessor incurred approximately $11.4 million in transaction expenses related primarily to (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the acquisition, including legal and other advisory fees, and
(iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.

Costs of $0.7 million (net of tax benefit) associated with the 1999 purchase of the Senior Notes and repayment of the terminated credit facility are reflected in the consolidated statement of operations as an extraordinary item.

The Company's effective income tax rate was 46.7% for the six months ended June 30, 2000, and (20.3)% for the pro forma six months ended June 30, 1999, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain non deductible transaction expenses in 1999 and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $2.8 million for the six months ended June 30, 2000. Net cash provided by operating activities amounted to $2.4 million for the period from April 24, 1999, to June 30, 1999, and net cash used in operating activities amounted to $5.3 million for the period from January 1, 1999, to April 23, 1999. Net cash provided by operating activities for the six months ended June 30, 2000 primarily reflects an increase in net income and net changes in working capital accounts. Net cash used in investing activities related to capital expenditures of $6.3 million for the six months ended June 30, 2000. Net cash used in financing activities resulted from $9.7 million in net advances to the Company's parent which was somewhat offset by $4.6 million in net borrowings for the six months ended June 30, 2000.

In May 2000, the Company amended its $190.0 million credit agreement to provide for the Company to make a $10.0 million advance to its parent company, RSA
Holdings Corporation, for the partial prepayment of its outstanding note payable. In May 2000, the Company borrowed $10.0 million under its revolving credit facility and advanced the $10.0 million to RSA Holdings Corporation to prepay a portion of its outstanding note payable.

At June 30, 2000, the Company had approximately $15.0 million available for future borrowings under its revolving credit facility.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2000 and June 30, 1999. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.

Interest Rate Risk

At June 30, 2000, the Company carried $190.2 million of outstanding debt on its balance sheet, with $119.7 million of that total held at variable interest rates. The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the six months ended June 30, 2000 and 1999, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on June 30, 2000, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $3.5 million.

Foreign Currency Risk

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company periodically enters into currency option contracts to partially offset the risk of foreign currency fluctuations. There were no currency contracts outstanding at June 30, 2000.

Contingencies

Refer to Note F - Contingencies to the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137 and FAS 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is required to adopt FAS 133 on January 1, 2001. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The Company is required to adopt the Interpretation on July 1, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance relating to revenue recognition. The Company is required to adopt SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, in the fourth quarter of 2000 and is currently assessing the impact, if any, that SAB No. 101 may have on the Company's results of operations or financial position.

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


Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibits

               - Exhibit 4.19 - Amendment No. 1 to the Credit Agreement dated as of April 23, 1999, among RSA Acquisition Corp., ("Purchaser"), the Registrant ("Borrower"), RSA Holdings Corp. of Delaware ("Holdings"), and the Initial Lenders, the Swing Line Bank and the Initial Issuing Bank and NationsBank, N.A. ("Administrative Agent").

               - Exhibit 10.10 - RSA Holdings Corp. of Delaware 1999 Stock Incentive Plan.

               -    Exhibit 27 - Financial Data Schedule.

          b. Reports on Form 8-K: On April 20, 2000, the Registrant filed a report on Form 8-K reporting that it had changed its independent public accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                AMERICAN SAFETY RAZOR COMPANY




August 10, 2000                 By /s/James D. Murphy
-----------------                  ---------------------------------------
Date                                James D. Murphy
                                    President and Chief Executive Officer




August 10, 2000                 By /s/Alan R. Koss
-----------------                  ---------------------------------------
Date                                Alan R. Koss
                                    Senior Vice President
                                    Chief Financial Officer