Form 10-Q
period 2000-09-29
AMERICAN SAFETY RAZOR CO
filed 2000-11-09
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarter Ended September 29, 2000

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


240 Cedar Knolls Road, Suite 401, Cedar Knolls, New Jersey 07927
----------------------------------------------------------------
(Address of  principal  executive  offices,  including  zip code)


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2000.

            Class                               Outstanding at November 2, 2000
            -----                               -------------------------------

Common Stock, $.01 Par Value                           12,110,349

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index
                                     -----


                                                                   Page Number
                                                                   -----------

Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets                            1

            Condensed Consolidated Statements of Operations (Unaudited)      3

            Condensed Consolidated Statements of Comprehensive Income
            (Unaudited)                                                      4

            Condensed Consolidated Statements of Cash Flows (Unaudited)      5

            Notes to Condensed Consolidated Financial Statements (Unaudited) 6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             20

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      26


Part II.    Other Information

   Item 1.  Legal Proceedings                                               26

   Item 6.  Exhibits and Reports on Form 8-K                                26

Signatures                                                                  27

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                      Company
                                          ------------------------------
                                          September 29,     December 31,
                                              2000             1999
                                          -------------     ------------
                                           (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                $   4,121        $  12,500
    Accounts receivable, net                    48,016           46,252
    Inventories                                 62,126           54,404
    Deferred income taxes                        5,136            6,814
    Prepaid expenses                             2,217            1,882
                                             ---------       ----------

        Total current assets                   121,616          121,852

Property and equipment                         109,547           98,398
Less accumulated depreciation                  (18,193)          (8,407)
                                             ---------       ----------
                                                91,354           89,991

Intangible assets, net:
    Goodwill, trademarks and patents           156,590          159,675
    Other                                        5,611            6,826
                                             ---------       ----------
                                               162,201          166,501

Prepaid pension cost and other                  27,201           24,527
                                             ---------        ---------




Total assets                                  $402,372         $402,871
                                              ========         ========














See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                                            Company
                                                                             --------------------------------------
                                                                             September 29,             December 31,
                                                                                 2000                     1999
                                                                             -------------             ------------
                                                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $ 16,576                 $ 13,711
    Accrued expenses and other                                                     20,260                   23,131
    Current maturities of long-term obligations                                    10,945                   10,508
                                                                                 --------                 -------

        Total current liabilities                                                  47,781                   47,350

Long-term obligations                                                             180,234                  175,108
Retiree benefits and other                                                         27,847                   27,333
Deferred income taxes                                                              24,734                   24,078
                                                                                 --------                 --------

Total liabilities                                                                 280,596                  273,869
                                                                                 --------                 ---------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000
        shares authorized; 12,110,349 shares issued and
        outstanding at September 29, 2000 and December 31, 1999                       121                      121
    Additional paid-in capital                                                    172,843                  172,843
    Advances to RSA Holdings Corporation, net                                     (52,372)                 (42,714)
    Retained earnings (accumulated deficit)                                         2,222                   (1,258)
    Accumulated other comprehensive (loss) income                                  (1,038)                      10
                                                                                 --------                 --------
                                                                                  121,776                  129,002
                                                                                 --------                 --------

Total liabilities and stockholders' equity                                       $402,372                 $402,871
                                                                                 ========                 ========













See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                                                       Company                        Predecessor
                                                           -----------------------------------------  -----------
                                                                                              Period     Period
                                                              Three      Three      Nine       from       from
                                                              Months     Months     Months   April 24, January 1,
                                                              Ended      Ended      Ended     1999 to    1999 to
                                                            September  September  September  September  April 23,
                                                            29, 2000   30, 1999   29, 2000   30, 1999     1999
                                                           ---------- ---------- ---------- ---------- ----------


Net sales                                                     $83,434    $86,080   $240,564  $146,022    $87,591
Cost of sales:
    Cost of sales                                              54,107     54,913    159,327    93,098     58,520
    Purchase accounting adjustment to inventory                     -          -          -     9,008          -
                                                              -------    -------   --------  --------    -------

    Gross profit                                               29,327     31,167     81,237    43,916     29,071

Selling, general and administrative expenses                   19,284     21,283     56,292    34,413     21,429
Amortization of intangible assets                               1,106      1,266      3,468     2,185        835
Transaction expenses                                                -          -          -         -     11,440
                                                              -------    -------   --------  --------    -------

    Operating income (loss)                                     8,937      8,618     21,477     7,318     (4,633)

Interest expense                                                5,153      6,514     14,706    10,486      3,907
                                                              -------    -------   --------  --------    -------

    Income (loss) before income taxes
        and extraordinary item                                  3,784      2,104      6,771    (3,168)    (8,540)

Income taxes (benefit)                                          1,896        845      3,291      (702)      (842)
                                                              -------    -------    -------  --------    -------

    Income (loss) before extraordinary item                     1,888      1,259      3,480    (2,466)    (7,698)

Extraordinary item, net of income tax benefit                       -          -          -       611        118
                                                              -------    -------    -------  --------    -------

Net income (loss)                                             $ 1,888    $ 1,259   $  3,480  $ (3,077)   $(7,816)
                                                              =======    =======   ========  ========    =======

Basic earnings per share:
    Income (loss) before extraordinary item                     $0.16      $0.10      $0.29    $(0.20)    $(0.64)
    Extraordinary item                                              -          -          -     (0.05)     (0.01)
                                                                -----      -----      -----    ------     ------
    Net income (loss)                                           $0.16      $0.10      $0.29    $(0.25)    $(0.65)
                                                                =====      =====      =====    ======     ======

    Weighted average number of shares outstanding              12,110     12,110     12,110    12,110     12,110
                                                               ======     ======     ======    ======     ======

Diluted earnings per share:
    Income (loss) before extraordinary item                     $0.16      $0.10      $0.29    $(0.20)    $(0.64)
    Extraordinary item                                              -          -          -     (0.05)     (0.01)
                                                                -----      -----      -----    ------     ------
    Net income (loss)                                           $0.16      $0.10      $0.29    $(0.25)    $(0.65)
                                                                =====      =====      =====    ======     ======

    Weighted average number of shares outstanding              12,110     12,110     12,110    12,116     12,198
                                                               ======     ======     ======    ======     ======







See accompanying notes.

          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)


                                                                     Company                            Predecessor
                                                           -------------------------------------------  -----------
                                                                                              Period      Period
                                                              Three      Three      Nine       from        from
                                                              Months     Months     Months   April 24,   January 1,
                                                              Ended      Ended      Ended     1999 to     1999 to
                                                            September  September  September  September    April 23,
                                                            29, 2000   30, 1999   29, 2000   30, 1999       1999
                                                           ---------- ---------- ---------- ----------  -----------


Net income (loss)                                              $1,888     $1,259    $3,480    $(3,077)   $(7,816)
Other comprehensive income (loss):
   Foreign currency translation adjustments                     (181)        594    (1,048)       284       (116)
                                                              ------      ------    ------    -------    -------
Comprehensive income (loss)                                   $1,707      $1,853    $2,432    $(2,793)   $(7,932)
                                                              ======      ======    ======    =======    =======

















































See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                      Company          Predecessor
                                                                               ---------------------   -----------
                                                                                            Period       Period
                                                                                  Nine       from         from
                                                                                 Months    April 24,    January 1,
                                                                                 Ended      1999 to      1999 to
                                                                               September   September     April 23,
                                                                               29, 2000    30, 1999        1999
                                                                               ---------   ---------    ----------

Operating activities
Net income (loss)                                                               $ 3,480     $(3,077)      $(7,816)
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Extraordinary item                                                            -         611           118
        Depreciation and amortization                                            13,356       7,324         4,105
        Amortization of financing costs                                           1,090       2,867           180
        Retiree benefits and other                                               (3,208)       (642)         (719)
        Deferred income taxes                                                     2,334      (3,438)          232
        Changes in operating assets and liabilities:
             Accounts receivable                                                 (1,764)     (9,878)        7,710
             Inventories                                                         (7,722)     12,653        (7,748)
             Income taxes receivable                                                  -       2,268        (2,252)
             Prepaid expenses                                                      (335)         90           205
             Accounts payable                                                     2,865      (3,215)        1,723
             Accrued and other expenses                                          (2,871)      4,022        (1,072)
                                                                                -------      ------       -------

Net cash provided by (used in) operating activities                               7,225       9,585        (5,334)

Investing activities
Capital expenditures                                                            (11,251)     (3,609)       (3,638)
Other                                                                              (175)        (74)           49
                                                                                -------     -------       -------

Net cash used in investing activities                                           (11,426)     (3,683)       (3,589)

Financing activities
Repayment of long-term obligations                                              (17,482)    (39,217)      (25,846)
Proceeds from borrowings                                                         23,000      57,797        65,337
Deferred loan fees                                                                  (38)       (395)       (7,606)
Proceeds from exercise of stock options                                               -           -             2
Advances to parent, net                                                          (9,658)    (18,783)      (24,155)
                                                                                -------     -------       -------

Net cash (used in) provided by financing activities                              (4,178)       (598)        7,732
                                                                                -------     -------       -------

Net (decrease) increase in cash and cash equivalents                             (8,379)      5,304        (1,191)
Cash and cash equivalents, beginning of period                                   12,500       2,262         3,453
                                                                                -------      ------       -------

Cash and cash equivalents, end of period                                        $ 4,121      $7,566       $ 2,262
                                                                                =======      ======       =======



See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2000, are not necessarily indicative of the results that may be expected for the year ended December 29, 2000.

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

Effective January 1, 2000, the Company changed its calendar year ending on December 31 to a 52-53 week fiscal year ending on the Friday closest to December
31. The change in fiscal year did not have a material effect on financial position, results of operations or cash flows for the nine months ended September 29, 2000.


NOTE B - INVENTORIES

Inventories consisted of:

                                                        Company
                                        -------------------------------------
                                        September 29,            December 31,
                                            2000                     1999
                                        -------------            ------------
                                                    (In thousands)

Raw materials                                 $29,513                 $27,928
Work-in-process                                 6,979                   4,521
Finished goods                                 21,446                  18,098
Operating supplies                              4,188                   3,857
                                              -------                 -------
                                              $62,126                 $54,404
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

At September 29, 2000, the Company had approximately $11.4 million available for future borrowings under its revolving credit facility.

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


NOTE E - SEGMENT INFORMATION

                                                                            Company                 Company
                                                                    -----------------------   ----------------------
                                                                           Three Months             Three Months
                                                                              Ended                    Ended
                                                                        September 29, 2000       September 30, 1999
                                                                     ----------------------   ----------------------
                                                                        Net       Operating      Net       Operating
                                                                       Sales       Income       Sales       Income
                                                                     ---------    ---------   ---------   ----------
                                                                                     (In Thousands)

Razors and Blades                                                    $55,100       $8,107     $54,727       $7,081
Cotton and Foot Care                                                  21,223          402      23,468          650
Custom Bar Soap                                                        7,111          428       7,885          887
                                                                     -------       ------     -------       ------
                                                                     $83,434        8,937     $86,080        8,618
                                                                     =======                  =======
Interest expense                                                                    5,153                    6,514
                                                                                   ------                   ------
Income before income taxes
   and extraordinary item                                                          $3,784                   $2,104
                                                                                   ======                   ======


                                                 Company                   Company                 Predecessor
                                         ------------------------   ----------------------    --------------------
                                               Nine Months                Period from              Period from
                                                 Ended                  April 24, 1999 to       January 1, 1999 to
                                            September 29, 2000         September 30, 1999         April 23, 1999
                                         -----------------------    --------------------      ---------------------
                                                                                 Operating                Operating
                                           Net        Operating        Net        Income        Net        Income
                                          Sales        Income         Sales       (Loss)       Sales       (Loss)
                                         --------     ---------     --------   - ---------    -------     ---------

Razors and Blades                        $158,408      $20,558      $ 95,059     $ 5,220      $55,189     $(4,673)
Cotton and Foot Care                       60,869           93        37,034         499       25,551         258
Custom Bar Soap                            21,287          826        13,929       1,599        6,851        (218)
                                         --------      -------      --------     -------      -------     -------
                                         $240,564       21,477      $146,022       7,318      $87,591      (4,633)
                                         ========                   ========                  =======
Interest expense                                        14,706                    10,486                    3,907
                                                       -------                   -------                  -------
Income (loss) before income taxes
   and extraordinary item                              $ 6,771                   $(3,168)                 $(8,540)
                                                       =======                   =======                  =======

                                                  Total Assets
                                                 -------------
                                                 September 29,
                                                     2000
                                                 -------------

Razors and Blades                                     $313,787
Cotton and Foot Care                                    59,197
Custom Bar Soap                                         29,388
                                                      --------
                                                      $402,372
                                                      ========

NOTE F - CONTINGENCIES

Cotton Matter:

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

Other Matter:

In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three-bladed shaving cartridge systems (the MBC(TM) introduced in 1994 and the Tri-Flexxx(TM) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents are not infringed, are invalid and unenforceable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. Gillette's time to respond to the Company's answer and counterclaims has been postponed pending ongoing settlement discussions. The Company believes that Gillette's claims are without merit and intends to defend against them vigorously, as well as to vigorously pursue the Company's counterclaims against Gillette. The Company does not believe it has any material liability with respect to Gillette's claims described above. However, management and counsel at this time are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this matter. The Company will reassess this matter as new facts become available.

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

At September 29, 2000, there were 95,500 stock options outstanding under the RSA Holdings Corporation stock plan.

In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company has accounted for the provisions of the RSA Holdings Corporation stock plan in its consolidated financial statements. Accordingly, because the exercise price of the stock options equaled the fair market value of the underlying stock on the measurement date, no compensation expense was recognized.


NOTE H - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137 and FAS 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is required to adopt FAS 133 on December 30, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000, which did not have any effect on the Company's results of operations or financial position.

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

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. The Company is required to adopt EITF No. 00-14 in the fourth quarter of 2000. The Company has determined that the adoption of EITF No. 00-14 will have no effect on its financial position or previously reported results of operations and is in the process of determining the potential effect on its statement of operations presentation and upon adoption, previously issued financial statements may need to be revised to conform to the new presentation.


NOTE I - RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

In the third quarter of 2000, the Company's Board of Directors approved an early retirement program which covers certain hourly employees at the Verona, Virginia plant. Employees' eligibility for the early retirement program is based on age and years of service. Participants will be provided enhanced retirement benefits including additional years of credited service, a social security bridge and postretirement benefits.

The early retirement program was offered to eligible employees on November 1, 2000 and the offer is expected to expire on December 15, 2000. The termination benefits and related curtailment gain and loss related to the early retirement program will be recorded in the fourth quarter of 2000.

NOTE J - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $69.3 million of 9 7/8% Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor.

The following condensed consolidating financial information presents condensed consolidating financial statements as of September 29, 2000 and December 31, 1999 (the Company), for the nine months ended September 29, 2000 (the Company), for the period from April 24, 1999 to September 30, 1999 (the Company), and for the period from January 1, 1999 to April 23, 1999 (Predecessor) of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.

               Condensed Consolidating Balance Sheets (Unaudited)

                               September 29, 2000


                                                                             Company
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                  ---------- ------------ ------------  ------------  ------------
                                                                          (In thousands)

Assets
Current assets:
   Cash and cash equivalents                       $     (8)     $ 1,781      $ 2,348     $       -      $  4,121
   Accounts receivable, net                          21,704       11,350       15,294          (332)       48,016
   Advances receivable--subsidiaries                 65,358            -            -       (65,358)            -
   Inventories                                       32,858       16,199       13,907          (838)       62,126
   Income taxes and prepaid expenses                  4,488        2,102          763             -         7,353
                                                   --------      -------      -------     ---------      -------

     Total current assets                           124,400       31,432       32,312       (66,528)      121,616

Property and equipment, net                          59,831       24,251        7,272             -        91,354
Intangible assets, net                              134,877       22,328        4,996             -       162,201
Prepaid pension cost and other                       18,126        9,054           21             -        27,201
Investment in subsidiaries                           33,103            -        6,725       (39,828)            -
                                                   --------      -------      -------     ---------      --------
     Total assets                                  $370,337      $87,065      $51,326     $(106,356)     $402,372
                                                   ========      =======      =======     =========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                     $ 20,491      $10,891      $ 5,458     $      (4)    $  36,836
   Advances payable--subsidiaries                         -       48,967       17,557       (66,524)            -
   Current maturities of long-term obligations       10,900           45            -             -        10,945
                                                   --------      -------      -------     ---------      --------

     Total current liabilities                       31,391       59,903       23,015       (66,528)       47,781

Long-term obligations                               180,098          136            -             -       180,234
Retiree benefits and other                           17,270       10,577            -             -        27,847
Deferred income taxes                                19,802        4,606          326             -        24,734
                                                   --------      -------      -------     ---------      --------

     Total liabilities                              248,561       75,222       23,341       (66,528)      280,596
                                                   --------      -------      -------     ---------      --------

Stockholders' equity
   Common stock                                         121            -            -             -           121
   Additional paid-in capital                       172,843       12,948       23,736       (36,684)      172,843
   Advances to RSA Holdings Corporation, net        (52,372)           -            -             -       (52,372)
   Retained earnings (accumulated deficit)            2,222       (1,105)       5,287        (4,182)        2,222
   Accumulated other comprehensive loss              (1,038)           -       (1,038)        1,038        (1,038)
                                                   --------      -------      -------     ---------      --------
                                                    121,776       11,843       27,985       (39,828)      121,776
                                                   --------      -------      -------     ---------      ---------
     Total liabilities and stockholders' equity    $370,337      $87,065      $51,326     $(106,356)     $402,372
                                                   ========      =======      =======     =========      ========

                     Condensed Consolidating Balance Sheets

                                December 31, 1999


                                                                             Company
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------  ------------ ------------  ------------  ------------
                                                                         (In thousands)
Assets
Current assets:
   Cash and cash equivalents                       $  6,221      $ 1,180      $ 5,081     $      18      $ 12,500
   Accounts receivable, net                          19,927       12,906       13,751          (332)       46,252
   Advances receivable--subsidiaries                 59,790            -            -       (59,790)            -
   Inventories                                       29,825       13,322       11,947          (690)       54,404
   Income taxes and prepaid expenses                  6,511        1,912          273             -         8,696
                                                   --------      -------      -------     ---------      --------

     Total current assets                           122,274       29,320       31,052       (60,794)      121,852

Property and equipment, net                          58,005       24,731        7,255             -        89,991
Intangible assets, net                              138,404       22,994        5,103             -       166,501
Prepaid pension cost and other                       16,133        8,373           21             -        24,527
Investment in subsidiaries                           32,506            -        8,587       (41,093)            -
                                                   --------      -------      -------     ---------      --------
     Total assets                                  $367,322      $85,418      $52,018     $(101,887)     $402,871
                                                   ========      =======      =======     =========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                     $ 19,299      $10,830      $ 6,714   $        (1)    $  36,842
   Advances payable--subsidiaries                         -       44,289       16,504       (60,793)            -
   Current maturities of long-term obligations        7,964        1,417        1,127             -        10,508
                                                   --------      -------      -------     ---------      --------

     Total current liabilities                       27,263       56,536       24,345       (60,794)       47,350

Long-term obligations                               174,954          154            -             -       175,108
Retiree benefits and other                           16,750       10,583            -             -        27,333
Deferred income taxes                                19,353        4,392          333             -        24,078
                                                   --------      -------      -------     ---------      --------

     Total liabilities                              238,320       71,665       24,678       (60,794)      273,869
                                                   --------      -------      -------     ---------      --------

Stockholders' equity
   Common stock                                         121          485           87          (572)          121
   Additional paid-in capital                       172,843       12,463       23,391       (35,854)      172,843
   Advances to RSA Holdings Corporation, net        (42,714)           -            -             -       (42,714)
   Retained earnings (accumulated deficit)           (1,258)         805        3,852        (4,657)       (1,258)
   Accumulated other comprehensive
     income                                              10            -           10           (10)           10
                                                   --------      -------      -------     ---------      --------
                                                    129,002       13,753       27,340       (41,093)      129,002
                                                   --------      -------      -------     ---------      --------
     Total liabilities and stockholders' equity    $367,322      $85,418      $52,018     $(101,887)     $402,871
                                                   ========      =======      =======     =========      ========


          Condensed Consolidating Statements of Operations (Unaudited)

                      Nine Months Ended September 29, 2000


                                                                            Company
                                                   ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                   --------  ------------ ------------  ------------  ------------
                                                                          (In thousands)


Net sales                                          $125,510      $82,727      $52,328     $(20,001)     $240,564
Cost of sales                                        69,696       70,101       39,531      (20,001)      159,327
                                                   --------      -------      -------     ---------     --------

Gross profit                                         55,814       12,626       12,797             -       81,237

Selling, general and
     administrative expenses                         36,228       11,100        8,964             -       56,292
Amortization of intangible assets                     2,695          666          107             -        3,468
                                                   --------      -------      -------     ---------     --------

Operating income                                     16,891          860        3,726             -       21,477

Other income (expense):
     Equity in earnings (losses) of affiliates        1,388            -       (1,863)          475            -
     Interest expense                               (12,800)      (3,578)       1,672             -      (14,706)
                                                   --------      -------      -------     ---------     ---------

Income (loss) before income taxes                     5,479       (2,718)       3,535           475        6,771
Income taxes (benefit)                                1,999         (808)       2,100             -        3,291
                                                   --------      -------      -------     ---------     --------

Net income (loss)                                  $  3,480      $(1,910)     $ 1,435     $     475     $  3,480
                                                   ========      =======      =======     =========     ========

          Condensed Consolidating Statements of Operations (Unaudited)

            For the Period from April 24, 1999 to September 30, 1999



                                                                            Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------
                                                                         (In thousands)


Net sales                                           $77,406      $51,280      $27,890     $(10,554)     $146,022
Cost of sales:
     Cost of sales                                   40,310       42,103       21,239      (10,554)       93,098
     Purchase accounting adjustment
        to inventory                                  7,910          215          883            -         9,008
                                                    -------      -------      -------     ---------     --------

Gross profit                                         29,186        8,962        5,768            -        43,916

Selling, general and
     administrative expenses                         23,413        6,299        4,701            -        34,413
Amortization of intangible assets                     1,606          565           14            -         2,185
                                                    -------      -------      -------     --------      --------

Operating income                                      4,167        2,098        1,053            -         7,318

Operating income (expense):
     Equity in earnings (losses) of affiliates        1,635            -         (602)      (1,033)            -
     Interest expense                                (9,477)      (1,874)         865            -       (10,486)
                                                    -------      -------      -------     --------      --------

Income (loss) before income taxes
     and extraordinary item                          (3,675)         224        1,316       (1,033)       (3,168)
Income taxes (benefit)                               (1,209)         109          398            -          (702)
                                                    -------       ------      -------     --------      --------

Income (loss) before extraordinary item              (2,466)         115          918       (1,033)       (2,466)
Extraordinary item                                      611            -            -            -           611
                                                    -------       ------      -------     --------      --------

Net income (loss)                                   $(3,077)      $  115      $   918     $ (1,033)     $ (3,077)
                                                    =======       ======      =======     ========      ========

          Condensed Consolidating Statements of Operations (Unaudited)

              For the Period from January 1, 1999 to April 23, 1999



                                                                           Predecessor
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net sales                                           $46,889      $32,731      $17,136       $(9,165)      $87,591
Cost of sales                                        26,237       28,514       12,934        (9,165)       58,520
                                                    -------      -------      -------       -------       -------

Gross profit                                         20,652        4,217        4,202             -        29,071

Selling, general and
     administrative expenses                         13,665        3,860        3,904             -        21,429
Amortization of intangible assets                       470          318           47             -           835
Transaction expenses                                 11,440            -            -             -        11,440
                                                    -------      -------      -------       -------       -------

Operating income (loss)                              (4,923)          39          251             -        (4,633)

Operating income (expense):
     Equity in earnings (losses) of affiliates         (135)           -         (394)          529             -
     Interest expense                                (3,193)      (1,300)         586             -        (3,907)
                                                    -------      -------      -------       -------       -------

Income (loss) before income taxes
     and extraordinary item                          (8,251)      (1,261)         443           529        (8,540)
Income taxes (benefit)                                 (553)        (570)         281             -          (842)
                                                    -------      -------      -------       -------       -------

Income (loss) before extraordinary item              (7,698)        (691)         162           529        (7,698)
Extraordinary item                                      118            -            -             -           118
                                                    -------      -------      -------       -------       -------

Net income (loss)                                   $(7,816)     $  (691)     $   162       $   529       $(7,816)
                                                    =======      =======      =======       =======       =======

     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                      Nine Months Ended September 29, 2000



                                                                            Company
                                                     -------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                     ------- ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net income (loss)                                    $3,480      $(1,910)      $1,435        $   475       $3,480
Other comprehensive loss:
   Foreign currency translation adjustments          (1,048)           -       (1,048)         1,048       (1,048)
                                                     ------      -------       ------         ------       ------
Comprehensive income (loss)                          $2,432      $(1,910)      $  387         $1,523       $2,432
                                                     ======      =======       ======         ======       ======


     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

            For the Period from April 24, 1999 to September 30, 1999



                                                                            Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net income (loss)                                   $(3,077)         $115      $  918       $(1,033)      $(3,077)
Other comprehensive loss:
   Foreign currency translation adjustments               -             -         281             3           284
                                                    -------          ----      ------       -------       -------
Comprehensive income (loss)                         $(3,077)         $115      $1,199       $(1,030)      $(2,793)
                                                    =======          ====      ======       =======       =======


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
                                                    =======        =====         ====           ====      =======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                      Nine Months Ended September 29, 2000



                                                                             Company
                                                    ---------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                       ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------   ------------ ------------  ------------  ------------
                                                                         (In thousands)

Operating activities
Net cash provided by (used in)
     operating activities                           $ 9,419       $ (788)     $(1,551)       $  145       $ 7,225

Investing activities
Capital expenditures                                 (8,289)      (1,854)      (1,108)            -       (11,251)
Other                                                  (175)           -            -             -          (175)
Advances from (to) subsidiaries                      (5,568)           -            -         5,568             -
                                                    -------       -----       -------        ------       --------

Net cash used in investing activities               (14,032)      (1,854)      (1,108)        5,568       (11,426)

Financing activities
Repayment of long-term obligations                  (14,920)      (1,435)      (1,127)            -       (17,482)
Proceeds from borrowings                             23,000            -            -             -        23,000
Deferred loan fees                                      (38)           -            -             -           (38)
Advances to parent                                   (9,658)           -            -             -        (9,658)
Advances from (to) subsidiaries                           -        4,678        1,053        (5,731)            -
                                                    -------       ------      -------        ------       -------

Net cash (used in) provided by
     financing activities                            (1,616)       3,243          (74)       (5,731)       (4,178)

Net (decrease) increase in cash and cash
   equivalents                                       (6,229)         601       (2,733)          (18)       (8,379)
Cash and cash equivalents, beginning of
   period                                             6,221        1,180        5,081            18        12,500
                                                    -------       ------      -------        ------       -------
Cash and cash equivalents, end of
   period                                           $    (8)      $1,781      $ 2,348        $    -       $ 4,121
                                                    =======       ======      =======        ======       =======

          Condensed Consolidating Statements of Cash Flows (Unaudited)

            For the Period from April 24, 1999 to September 30, 1999




                                                                             Company
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------
                                                                         (In thousands)
Operating activities
Net cash provided by
     operating activities                           $ 7,068       $1,111       $2,731       $(1,325)      $ 9,585

Investing activities
Capital expenditures                                 (2,076)        (990)        (543)            -        (3,609)
Other                                                   (35)          (1)         (38)            -           (74)
Advances from (to) subsidiaries                        (131)           -       (2,076)        2,207             -
                                                    -------       ------       ------       -------       -------

Net cash used in investing activities                (2,242)        (991)      (2,657)        2,207        (3,683)

Financing activities
Repayment of long-term obligations                  (37,870)      (1,117)        (230)            -       (39,217)
Proceeds from borrowings                              57,797           -            -             -        57,797
Deferred loan fees                                     (395)           -            -             -          (395)
Advances to parent, net                             (18,783)           -            -             -       (18,783)
Advances from (to) subsidiaries                           -          882            -          (882)            -
                                                    -------       ------       ------       -------       -------

Net cash provided by (used in)
     financing activities                               749         (235)        (230)         (882)         (598)

Net increase (decrease) in cash and cash
   equivalents                                        5,575         (115)        (156)            -         5,304
Cash and cash equivalents, beginning of
  period                                               (173)         297        2,138             -         2,262
                                                     ------       ------       ------       -------       -------
Cash and cash equivalents, end of
   period                                            $5,402       $  182       $1,982       $     -       $ 7,566
                                                     ======       ======       ======       =======       =======

          Condensed Consolidating Statements of Cash Flows (Unaudited)

              For the Period from January 1, 1999 to April 23, 1999


                                                                           Predecessor
                                                    --------------------------------------------------------------
                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------- ------------ ------------  ------------  ------------
                                                                         (In thousands)
Operating activities
Net cash (used in) provided by
     operating activities                           $(7,976)      $1,545       $  124        $  973       $(5,334)

Investing activities
Capital expenditures                                 (2,538)        (824)        (276)            -        (3,638)
Other                                                    49            -            -             -            49
Advances from (to) subsidiaries                       2,132            -         (691)       (1,441)            -
                                                    -------       ------       ------        ------       -------

Net cash used in investing activities                  (357)        (824)        (967)       (1,441)       (3,589)

Financing activities
Repayment of long-term obligations                  (25,401)         (62)        (383)            -       (25,846)
Proceeds from borrowings                             65,337            -            -             -        65,337
Deferred loan fees                                   (7,606)           -            -             -        (7,606)
Proceeds from exercise of stock options                   2            -            -             -             2
Advances to parent, net                             (24,155)           -            -             -       (24,155)
Advances from (to) subsidiaries                           -         (468)           -           468             -
                                                    -------       ------       ------        ------       -------

Net cash provided by (used in)
     financing activities                             8,177         (530)        (383)          468         7,732

Net (decrease) increase in cash and cash
   equivalents                                         (156)         191       (1,226)            -        (1,191)
Cash and cash equivalents, beginning of
  period                                                (17)         106        3,364             -         3,453
                                                    -------       ------       ------        ------        ------
Cash and cash equivalents, end of
   period                                           $  (173)      $  297       $2,138        $    -       $ 2,262
                                                    =======       ======       ======        ======       =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999. Additionally, management has prepared pro forma results of operations for the nine months ended September 30, 1999 to enable a meaningful comparison between 2000 and 1999 results of operations. Accordingly, see "Nine Months Ended September 29, 2000 Compared to Pro Forma Nine Months Ended September 30, 1999" discussions below, which compare the nine months ended September 29, 2000 to the pro forma nine months ended September 30, 1999 assuming the acquisition and related financing transactions had occurred on January 1, 1999, for a more meaningful comparison of operations.


Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of  the  Securities  Exchange  Act  of  1934.  We  intend  for  the forward-looking  statements  to be covered  by the safe  harbor  provisions  for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward- looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.


Three Months Ended September 29, 2000 Compared to Three Months Ended September 30, 1999

Net Sales. Net sales for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $83.4 million and $86.1 million, respectively, a decrease of $2.7 million, or 3.1%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $55.1 million and $54.7 million, respectively, an increase of $0.4 million or 0.7%.

Net sales of shaving razors and blades for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $37.3 million and $37.4 million, respectively, a decrease of $0.1 million, or 0.3%. Net sales of domestic value branded shaving products decreased 7.0% primarily reflecting a decline in promotional programs and inventory reductions by a key customer. Net sales of domestic private label shaving products decreased 3.1% primarily reflecting a decline in promotional programs by several customers which was somewhat offset by sales gains relating to the Tri-Flexxx and Premier Comfort shaving products. Net sales of shaving products in international markets increased 7.9% (net of a 7% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets.

Net sales of blades and bladed hand tools for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $13.5 million and $13.1 million, respectively, an increase of $0.4 million, or 2.9%. The growth primarily reflects increased sales of the Company's branded products as a result of recent distribution gains.

Net sales of specialty industrial and medical blades for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $4.3 million and $4.2 million, respectively, an increase of $0.1 million or 2.2%. Sales of specialty industrial products increased 12.7% reflecting strong distribution gains. Sales of medical products decreased 6.3% primarily reflecting inventory reductions by certain customers and consolidations within the healthcare industry.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $21.2 million and $23.5 million, respectively, a decrease of $2.3 million or 9.6%. The decrease results primarily from a decrease in promotional programs and inventory reductions by a key customer and reduced sales volume resulting from issues related to the cotton coil matter (see Note F to the condensed consolidated financial statements).

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended September 29, 2000, and for the three months ended September 30, 1999, were $7.1 million and $7.9 million, respectively, a decrease of $0.8 million or 9.8%. The decrease results primarily from decreased sales volume to several pharmaceutical/skin care customers which was somewhat offset by increased sales volume to one of the Company's specialty customers.

Gross Profit. Gross profit decreased $1.9 million to $29.3 million during the three months ended September 29, 2000, from $31.2 million for the three months ended September 30, 1999 due to lower sales volume. As a percentage of net sales, gross profit was 35.1% for the three months ended September 29, 2000, and 36.2% for the three months ended September 30, 1999. Blade margins declined due primarily to product mix, higher material costs, higher depreciation expense related to capacity expansion projects and from the negative impact of unfavorable exchange rates, primarily the Euro. Cotton margins declined due primarily to product mix and higher manufacturing overheads. Soap margins declined due primarily to product mix.

Operating and Other Expenses. Selling, general and administrative expenses were 23.1% of net sales for the three months ended September 29, 2000, compared to 24.7% for the three months ended September 30, 1999. The decrease primarily reflects a decrease in promotional spending for our shaving blade and cotton products and an increase in pension income which was somewhat offset by an increase in administrative overhead associated with the new corporate headquarters. Amortization of intangible assets was substantially unchanged at $1.1 million for the three months ended September 29, 2000, and $1.3 million for the three months ended September 30, 1999. Interest expense decreased $1.3 million to $5.2 million for the three months ended September 29, 2000, from $6.5 million for the three months ended September 30, 1999, due primarily to the write-off in July 1999 of $2.2 million of deferred financing costs in connection with the $52.5 million reduction in the Company's term loan facility. The decrease was somewhat offset by increased interest expense resulting from additional borrowings under the Company's revolving credit facility and an increase in interest rates.

The Company's effective income tax rate was 50.1% for the three months ended September 29, 2000, versus 40.2% for the three months ended September 30, 1999, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


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

   Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                      Nine Months Ended September 30, 1999
                                 (In Thousands)

                                    Predecessor                 Predecessor       Company                      Company
                                     Historical                  Pro Forma       Historical                   Pro Forma
                                    Period from                  Period From    Period From                  Nine Months
                                  January 1, 1999              January 1, 1999  April 24, 1999                 Ended
                                   to April 23,     Pro Forma   to April 23,    to September    Pro Forma    September
                                        1999       Adjustments    1999           30, 1999      Adjustments   30, 1999
                                  ---------------  -----------  --------------  -------------- -----------   -----------
Net sales                             $87,591                      $ 87,591       $146,022       $    -        $233,613
Cost of sales:
   Cost of sales                       58,520       $   460 (a)      58,980         93,098            -         152,078
   Purchase accounting adjustment
      to inventory                          -         9,008 (b)       9,008          9,008       (9,008)(b)       9,008
                                      -------       -------        --------       --------       ------        --------

   Gross profit                        29,071        (9,468)         19,603         43,916        9,008          72,527

Selling, general and administrative
   expenses                            21,429            68 (c)      21,497         34,413            -          55,910
Amortization of intangible assets         835           638 (d)       1,473          2,185            -           3,658
Transaction expenses                   11,440             -          11,440              -            -          11,440
                                      -------       -------        --------       --------       -------       --------

   Operating (loss) income             (4,633)      (10,174)        (14,807)         7,318        9,008           1,519

Interest expense                        3,907         2,030 (e)       5,937         10,486         (138)(g)      16,285
                                      -------       -------        --------       --------       ------        --------

   Loss before income taxes
      and extraordinary item           (8,540)      (12,204)        (20,744)        (3,168)       9,146         (14,766)

Income taxes (benefit)                   (842)       (4,666)(f)      (5,508)          (702)       3,631 (f)      (2,579)
                                      -------       -------        --------       --------       ------        --------

   Loss before
      extraordinary item              $(7,698)      $(7,538)       $(15,236)      $ (2,466)      $5,515        $(12,187)
                                      =======       =======        ========       ========       ======        ========


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


Nine Months Ended September 29, 2000 Compared to Pro Forma Nine Months Ended September 30, 1999

Net Sales. Net sales for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $240.6 million and $233.6 million, respectively, an increase of $7.0 million, or 3.0%.

Razors and Blades. Net sales of our razors and blades segment for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $158.4 million and $150.2 million, respectively, an increase of $8.2 million, or 5.4%.

Net sales of shaving razors and blades for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $107.0 million and $99.3 million, respectively, an increase of $7.7 million, or 7.7%. Net sales of domestic value branded shaving products decreased 5.4% primarily reflecting a decline in promotional programs and inventory reductions by a key customer. In addition, net sales for the nine months ended September 30, 1999, were favorably affected by sales of the Revlon Perfect Finish(TM) shaving system which was discontinued in September 1999. Net sales of domestic private label shaving products increased 6.3% primarily reflecting sales gains relating to the Tri-Flexxx and Premier Comfort shaving products which was somewhat offset by a decline in promotional programs by several customers. Net sales of shaving products in international markets increased 20.5% (net of a 6% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets.

Net sales of blades and bladed hand tools for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $39.0 million and $38.9 million, respectively, an increase of $0.1 million, or 0.3%.

Net sales of specialty industrial and medical blades for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $12.4 million and $12.0 million, respectively, an increase of $0.4 million, or 2.9%. Sales of specialty industrial products increased 10.3% reflecting strong distribution gains. Sales of medical products decreased 3.1% primarily reflecting inventory reductions by certain customers and consolidations within the healthcare industry.

Cotton and Foot Care. Net sales of cotton and foot care products for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $60.9 million and $62.6 million, respectively, a decrease of $1.7 million or 2.7%. The decrease results primarily from reduced sales volume resulting from issues related to the cotton coil matter (see Note F to the condensed consolidated financial statements).

Custom Bar Soap. Net sales of the Company's custom bar soap products for the nine months ended September 29, 2000, and for the pro forma nine months ended September 30, 1999, were $21.3 million and $20.8 million, respectively, an increase of $0.5 million or 2.4%. The increase results primarily from increased sales volume to one of the Company's specialty customers which was somewhat offset by decreased sales volume to several pharmaceutical/skin care customers.

Gross Profit. Gross profit increased $8.7 million to $81.2 million for the nine months ended September 29, 2000, from $72.5 million for the pro forma nine months ended September 30, 1999 due primarily to the purchase accounting adjustment to inventory of $9.0 million for the pro forma nine months ended September 30, 1999, and to higher sales volume. As a percentage of net sales, gross profit was 33.8% for the nine months ended September 29, 2000, and 31.0% for the pro forma nine months ended September 30, 1999. Excluding the 1999 purchase accounting adjustment to inventory of $9.0 million, gross profit decreased $0.3 million to $81.2 million for the nine months ended September 29, 2000, from $81.5 million for the pro forma nine months ended September 30, 1999, and as a percentage of net sales, gross profit was 33.8% for the nine months ended September 29, 2000, and 34.9% for the pro forma nine months ended September 30, 1999. Blade margins declined due primarily to product mix, higher material costs, higher depreciation expense related to capacity expansion projects and from the negative impact of unfavorable exchange rates, primarily the Euro. Cotton margins declined due primarily to product mix and higher manufacturing overheads. Soap margins declined due primarily to product mix.

Operating and Other Expenses. Selling, general and administrative expenses were 23.4% of net sales for the nine months ended September 29, 2000, compared to 23.9% for the pro forma nine months ended September 30, 1999. The decrease primarily reflects a decrease in promotional spending for our shaving blade products and an increase in pension income which was somewhat offset by an increase in legal fees arising from the Gillette lawsuit and an increase in marketing and administrative overhead associated with the new management team and the new corporate headquarters. Amortization of intangible assets was substantially unchanged at $3.5 million for the nine months ended September 29, 2000, and $3.7 million for the pro forma nine months ended September 30, 1999. Interest expense decreased $1.6 million to $14.7 million for the nine months ended September 29, 2000, from $16.3 million for the pro forma nine months ended September 30, 1999, due primarily to the write-off in July 1999 of $2.2 million of deferred financing costs and lower commitment fee expense in connection with the $52.5 million permanent reduction in the Company's term loan facility. The decrease was somewhat offset by increased interest expense resulting from additional borrowings under the Company's revolving credit facility and an increase in interest rates.

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

The Company's effective income tax rate was 48.6% for the nine months ended September 29, 2000, and (17.5)% for the pro forma nine months ended September 30, 1999, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain non deductible transaction expenses in 1999 and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. Net cash provided by operating activities amounted to $7.2 million for the nine months ended September 29, 2000. Net cash provided by operating activities amounted to $9.6 million for the period from April 24, 1999, to September 30, 1999, and net cash used in operating activities amounted to $5.3 million for the period from January 1, 1999, to April 23, 1999. Net cash provided by operating activities for the nine months ended September 29, 2000 primarily reflects an increase in net income and net changes in working capital accounts. Net cash used in investing activities related primarily to capital expenditures of $11.3 million for the nine months ended September 29, 2000. Net cash used in financing activities resulted from $9.7 million in net advances to the Company's parent which was somewhat offset by $5.5 million in net borrowings for the nine months ended September 29, 2000.

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

At September 29, 2000, the Company had approximately $11.4 million available for future borrowings under its revolving credit facility.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 29, 2000 and September 30, 1999. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.

Interest Rate Risk

At September 29, 2000, the Company carried $191.2 million of outstanding debt on its balance sheet, with $120.9 million of that total held at variable interest rates. The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the nine months ended September 29, 2000 and the nine months ended September 30, 1999, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on September 29, 2000, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $3.5 million.

Foreign Currency Risk

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company periodically enters into currency option contracts to partially offset the risk of foreign currency fluctuations. There were no currency contracts outstanding at September 29, 2000.

Contingencies

Refer to Note F - Contingencies to the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137 and FAS 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company is required to adopt FAS 133 on December 30, 2000. The implementation of this new standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000, which did not have any effect on the Company's results of operations or financial position.

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

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. The Company is required to adopt EITF No. 00-14 in the fourth quarter of 2000. The Company has determined that the adoption of EITF No. 00-14 will have no effect on its financial position or previously reported results of operations and is in the process of determining the potential effect on its statement of operations presentation and upon adoption, previously issued financial statements may need to be revised to conform to the new presentation.


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


Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits - Exhibit 27 - Financial  Data  Schedule.

     b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 29, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN SAFETY RAZOR COMPANY




November 8, 2000                    By /s/James D. Murphy
-----------------                      --------------------------------------
Date                                    James D. Murphy
                                        President and Chief Executive Officer




November 8, 2000                    By /s/Alan R. Koss
-----------------                      --------------------------------------
Date                                    Alan R. Koss
                                        Senior Vice President
                                        Chief Financial Officer