Form 10-K
period 2000-12-29
AMERICAN SAFETY RAZOR CO
filed 2001-03-28
CIK 750339

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  -----------

                                   FORM 10-K
                                  ----------

     [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 for the fiscal year ended December 29, 2000 or

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


                       240 Cedar Knolls Road, Suite 401
                        Cedar Knolls, New Jersey 07927
         (Address of principal executive offices, including zip code)
                                  ----------

              Registrant's telephone number, including area code:
                                (973) 753-3000
                                  ----------


     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to SecNone 12(g) of the Act:

                                  ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     There were 12,110,349 shares of the Registrant's Common Stock, par value $.01 per share, outstanding as of the close of business on March 16, 2001.

     Documents incorporated by reference - None.

                               Table of Contents

                                    Part I
                                                                          Page

Item 1.      Business................................................       1
             Introduction to Our Business............................       1
             Product Lines...........................................       2
             Sales and Marketing.....................................       3
             Manufacturing...........................................       4
             Raw Materials...........................................       5
             Competition.............................................       5
             Other Factors Affecting Our Business....................       6
             Merger..................................................       8

Item 2.      Properties..............................................       8

Item 3.      Legal Proceedings.......................................       9

Item 4.      Submission of Matters to a Vote of Security Holders.....      10

                                    Part II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters ...............................................       10

Item 6.      Selected Financial Data.................................      11

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................      12

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk    21

Item 8.      Financial Statements and Supplementary Data.............      21

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure................................      22

                                   Part III

Item 10.     Directors and Executive Officers of the Registrant......      22

Item 11.     Executive Compensation..................................      25

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..............................................      27

Item 13.     Certain Relationships and Related Transactions..........      29

                                    Part IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on
             Form 8-K ...............................................      30

             Signatures..............................................      31
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

                                     PART I


ITEM 1 - Business

Introduction to Our Business

         Established in 1875, the American Safety Razor Company (together with its subsidiaries, the "Company") is a leading manufacturer of high-quality private label and value brand consumer products. We operate our business in three segments consisting of Razors and Blades (which includes three product lines: consumer shaving razors and blades, both store and value brand, blades and bladed hand tools and specialty industrial and medical blades); Cotton and Foot Care and Custom Bar Soap. We distribute our products principally through the following retail channels: national mass merchandisers (Wal-Mart, Target and Kmart), drug stores (CVS, Walgreens and RiteAid), supermarkets (Safeway, Publix and Albertson's) and home improvement centers (Home Depot, TruServ and Sherwin
Williams). For the fiscal year ended December 29, 2000, we had net sales of $318.8 million.

         We are the largest manufacturer of private label and value brand consumer shaving razors and blades in the United States, and are the fourth largest manufacturer in the total domestic consumer shaving market (based on market research data for 2000 prepared by an independent market research firm). These products, which generated $142.0 million of 2000 net sales worldwide, represent 44.6% of total net sales and consisted of $78.1 million of domestic net sales and $63.9 million of international net sales. Our products provide consumers with a value-priced alternative to more heavily advertised premium priced brands, while providing retailers with attractive margins. Our shaving razor and blade products are primarily sold both under a retailer's store brand and under our value brand names such as Personna(R), GEM(R), Flicker(R), MBC(TM), Burma Shave(R), Acti-Flexx(TM) and Tri-Flexxx(TM). We market both complete razor and blade systems and components which can be used alone or with most other premium priced brands. Based on independent consumer tests, our products perform at levels comparable to the premium priced products. We are the only domestic provider of a complete line of private label disposable razors, blade shaving systems and replacement blades. We attribute our leadership in the private label and value brand markets to our long history of dedication to quality, low-cost manufacturing and competitive pricing.

         We believe that we are the largest single manufacturer of both premium and value-priced replacement blades for bladed hand tools (based on publicly available information and Company estimates). Our premium and value-priced blades and bladed hand tools are sold primarily under our Personna(R), American Line(TM) and Ardell(TM) brand names. These products generated $51.1 million of 2000 net sales representing 16.0% of total net sales. This product category capitalizes on our precision shaving blade technology and includes such items as single-edge blades, utility and carpet knives and replacement blades and paint scrapers. Our blades and bladed hand tools are sold to consumers and professionals through home-improvement centers/Do-It-Yourself retailers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

         We have leveraged our technical and manufacturing expertise by developing a line of high-quality specialty industrial and medical blades. These products generated $17.0 million of 2000 net sales, representing 5.3% of total net sales. These specialty industrial blades are used in manufacturing processes employed by a variety of industries including food-processing, fiber cutting and automotive. In addition, we manufacture and market carbon and stainless steel surgical blades, disposable scalpels and surgical prep blades for the U.S. health care markets under the Personna(R) brand name to customers including Allegiance Health Care, McKesson General Medical, Owens & Minor and Physicians Sales and Service.

         We believe we are the leading private label and value brand manufacturer of a full line of personal care cotton and foot care products in the United States. This segment generated $81.1 million of 2000 net sales, representing 25.4% of total net sales. Our cotton and foot care segment offers a full product line including cotton swabs, cotton balls, puffs, cosmetic pads, cotton rolls, pocket tissue, and foot care products. We have achieved market leadership in this category due to a series of strategic acquisitions, including Megas Beauty Care, Inc. in 1994, Absorbent Cotton Company in 1995 and the purchase of certain assets of the American White Cross ("AWC") business in 1997.

         We are a leading domestic manufacturer of cosmetic, bath, pharmaceutical and specialty custom bar soaps. This segment generated $27.6 million of 2000 net sales, representing 8.7% of total net sales, and is marketed primarily under customers' brand names. Our major customers include Estee Lauder, Johnson & Johnson, Gilchrist & Soames, Inc. and the NuSkin Corporation.

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

         o Expand international market penetration and enter new markets. The international market for the shaving razor and blade category is approximately four times the size of the U.S. market. We expect to expand into new markets while continuing to grow within our current markets. We will continue to develop relationships with distributors in targeted markets and establish local sales and marketing organizations to take advantage of specific regional opportunities. To this end, we acquired Wolco Holland B.V. in September 1998, which distributes shaving products into Northern European markets. In 2000, we established new sales offices in Brazil, Singapore and Australia. Our international sales in all our business segments were $71.7 million in 2000.

         o Develop and introduce new products. We are continuously evolving our primary product lines with product improvements, new innovations and line extensions. We launched our new three-blade shaving system, Tri-Flexxx(TM), to the U.S. market in the second quarter of 1999. This new shaving system is allowing us to address the new three blade standard being set by a competitor. We have also introduced a line of premium consumer disposal razors and plan to introduce a multi-purpose industrial hand tool during the second half of 2001. We will continue our focus on product improvements, new innovations and line extensions.

         o Continue to grow blades and bladed hand tools product line. Our blades and bladed hand tools product line is highly regarded for quality performance and maintains strong levels of professional loyalty. Sales of these products were $51.1 million in 2000. Historically, this part of our business has grown internally through increased market penetration in the professional and Do-it-Yourself retail channels. Our goal is to improve upon the historical steady growth in this strong product category by refocusing on new product introductions.

         o Reduce operating costs. We have implemented a number of initiatives to reduce operating costs and increase productivity and efficiency in our consumer shaving and cotton and foot care product lines. We have been able to reduce manufacturing costs in our consumer shaving product line by opening a highly automated blade manufacturing facility in Knoxville, Tennessee, and expanding our low-cost injection molding, assembly and packaging operation in Obregon, Mexico. The integration in 1997 of our industrial blade business into our Verona, Virginia facility permitted us to close manufacturing facilities in Union and Maplewood, New Jersey. In addition, since our acquisition of AWC, we have made significant progress in reorganizing our five cotton and foot care manufacturing facilities.

Product Lines

         Our business  operations are  concentrated  in three product  segments:
Razors and Blades; Cotton and Foot Care; and Custom Bar Soap. Within the Razors and Blades segment we offer three product lines: Consumer Shaving Razors and Blades; Blades and Bladed Hand Tools; and Specialty Industrial and Medical Blades.

         The following table sets forth net sales and percentage of total net sales by segment and for product lines for the years ended December 29, 2000, December 31, 1999 and 1998.

                                                         2000                 1999                1998
                                                  ----------------    ------------------    ----------------
                                                                     (dollars in millions)

Razors and blades
 Consumer shaving razors and blades              $142.0     44.6%     $134.3      42.7%    $119.0     40.0%
  Blades and bladed hand tools                      51.1     16.0        50.6      16.1       48.9     16.4
  Specialty industrial and medical blades           17.0      5.3        16.6       5.3       16.1      5.4
                                                  ------    -----      ------     -----     ------    -----
      Total                                        210.1     65.9       201.5      64.0      184.0     61.9
Cotton and foot care                                81.1     25.4        84.3      26.8       87.3     29.3
Custom bar soap                                     27.6      8.7        29.0       9.2       26.2      8.8
                                                  ------    -----      ------     -----     ------    -----
      Total                                       $318.8    100.0%     $314.8     100.0%    $297.5    100.0%
                                                  ======    =====      ======     =====     ======    =====


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

         Blades and Bladed Hand Tools. We design, manufacture and market replacement blades and bladed hand tools, such as single- edge blades, utility blades and knives, carpet blades and knives and paint scrapers primarily under our Personna(R), American Line(TM) and Ardell(TM) brand names. The majority of our blades and bladed hand tools are sold to retail customers through home improvement centers, retail paint chains and hardware stores and to professionals through wholesalers, distributors and specialty supply jobbers.

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

         Cotton and Foot Care. We believe we are the largest private label manufacturers and distributors of cotton swabs, cotton balls and puffs and cotton cosmetic pads. In addition, we also manufacture cotton roll, foot care products and pocket tissue. All of the foregoing products are sold under retailers' private label as well as our own value brands: Personna(R), Megas(R), ACCO(R), Cottonettes(R) and Crystal(R). We believe that we are one of the few personal care cotton products manufacturers and distributors that can bleach its own cotton--a process integral to the production of cotton products.

         Custom Bar Soap. We manufacture custom-designed and formulated bar soap for sale to a broad variety of pharmaceutical, skin care and department store customers, primarily under such customers' own brand names. Our flexible manufacturing equipment, product design and development capabilities and reputation for high quality allow us to compete in all major custom bar soap market segments. Our 1997 expansion of synthetic soap manufacturing capacity in a new highly efficient manufacturing facility in Columbus, Indiana, and our planned 2001 expansion to the facility of 20,000 square feet, reflects our commitment to new product development and a competitive cost structure.


Sales and Marketing

          Our sales and marketing organization is divided into the following five sales groups, based on distribution channel and target customers: (1) Domestic Consumer Products, (2) International Wet Shaving, (3) Do-it-Yourself and Industrial; (4) Medical and (5) Soap. Our products are sold through our major distribution channels utilizing internal sales and marketing resources, as well as third- party distributors and manufacturers' representatives. Our sales personnel receive a fixed salary plus a bonus based on sales performance and our earnings.

          Domestic Consumer Products. Our private label and value brand shaving razors and blades and cotton and foot care products are sold through mass merchandisers, drug stores and supermarket chains. Our sales of consumer and personal care products are managed by a vice president who oversees field sales and related personnel. Marketing support for the value brand shaving razors and blades and cotton and foot care products focuses on temporary price reductions, point of sale promotions and direct mail advertisements and is managed by a senior vice president. To assist stores in promoting their private label shaving and cotton and foot care products, we help customers develop customized marketing programs, including managing product introductions and promotional planning support. In addition, such merchandising vehicles as trial-size programs, floor displays, point of purchase advertising, bonus sizes, coupons, rebates, store signs and promotional packs are available and incorporated into individual customers' programs. We also provide customers with market research to assist in determining the effectiveness of various marketing programs.

          International Wet Shaving. Our international shaving razors and blades sales effort is headed by a senior vice president who directs daily activities through group managers responsible for specific geographic regions. We use a variety of sales strategies and organizations, each tailored to the specific geographic locations in which we sell our products, including extensive use of local distributors. We have a manufacturing and packaging facility in Mexico, a manufacturing, warehousing and packaging facility in Nazareth Illit, Israel, warehousing and packaging operations in Puerto Rico and the United Kingdom, and warehousing facilities in Canada and Brazil to further our penetration in those markets.

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


Manufacturing

          We are a fully integrated manufacturer of shaving razors and blades, blades for use with bladed hand tools and specialty industrial and medical blades. Our manufacturing processes include blade forming, heat treating and coating, plastic injection molding and assembly and packaging. Blades are manufactured at our facilities in Verona, Virginia, Knoxville, Tennessee, and Nazareth Illit, Israel. We operate a low-cost, highly efficient injection molding, packaging and assembly facility in Obregon, Mexico. During 2000, we expanded this facility by approximately 42,000 square feet. In July 1995, we purchased a new facility in Knoxville, Tennessee in order to develop a fully integrated shaving razors and blades manufacturing operation. During 1998, we completed our three-year manufacturing plan to develop this fully integrated facility which now performs all operations attendant to the manufacture, molding, assembly and packaging of shaving razors and blades. During 2000, we expanded our blade grinding and assembly capacity at this facility. In 1997, we restructured our industrial blade business, moving substantially all of our operations into a single facility in Verona, Virginia, and closed our manufacturing facilities in Union and Maplewood, New Jersey.

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


Competition

          The shaving razor and blade market is competitive and sensitive to changing consumer preferences and demands and competition is based on quality, price and customer service. Our principal competitors in the shaving razor and blade market are Gillette, the Schick Division of Pfizer and Societe Bic, S.A. These competitors are substantially larger and have substantially greater resources than we do.

          We are the leading producer of private label and value brand shaving razors and blades in the United States where our primary competitors are smaller companies or companies with limited product offerings. Periodically, one of the premium brand shaving razor and blade manufacturers mentioned above attempts to compete with us by lowering prices or entering the private label market.

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


Other Factors Affecting Our Business

Intellectual Property

          We own a large number of U.S. and foreign trademarks used in connection with our blade, cotton and foot care and soap businesses. Such trademarks include "Personna(R)", "Tri-Flexxx(R)", "Acti-Flexx(R)", "MBC(TM)", "Comfort Touch(TM)", "GEM(R)", "Bump Fighter(R)", "Burma Shave(R)", "Flicker(R)", "Crystal(R)", "Personna Care(TM)", "Advance Comfort(TM)", "Megas(R)", "Omnibus(R)", "Centurion(R)", and "Kensington(R)". Many of our trademarks are registered in the United States Patent and Trademark Office or the corresponding trademark agencies in other countries. We consider our trademarks, in the aggregate, to be material to our business.

          In addition, we own or are licensed to use various U.S. and foreign patents covering the design and manufacture of certain of our products. We consider our portfolio of owned and licensed patents, in the aggregate, to be material to our business. In particular, the "MBC(TM)" and "Tri-Flexxx(TM)" patents are considered material to our business.

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


Employees and Labor Relations

          As of December 29, 2000, we employed 2,516 people worldwide, including 1,975 hourly employees and 541 salaried employees.

          Four collective-bargaining agreements cover certain of our employees: the first agreement expires on September 27, 2003 and covers 350 employees at the Verona, Virginia plant; the second agreement expires on March 31, 2002 and covers 217 employees at the Dayton, Ohio plant; the third agreement expires on October 1, 2002 and covers 107 employees at our Valley Park, Missouri plant; and the fourth agreement expires on January 22, 2002 and covers 118 employees at our Nazareth Illit, Israel plant. In addition to the foregoing employees, we employ an aggregate of 1,183 hourly employees at our Knoxville, Tennessee; Cleveland, Ohio; Columbus, Indiana; Pomfret, Connecticut; Nogales, Mexico; Canavanas,
Puerto Rico; Nottingham, England; Obregon, Mexico; and San Juan, Puerto Rico facilities, none of whose employees are covered by a collective-bargaining agreement. We consider our relations with our employees to be satisfactory.

Environmental Matters

          We are subject to various federal, state and local environmental laws and regulations and the environmental laws and regulations of the various foreign jurisdictions in which we do business. We anticipate that such laws and regulations will become increasingly stringent in the future.

          In December 1986, we entered into a Special Order with the predecessor agency of the Virginia Department of Environmental Quality ("VDEQ") pursuant to which we agreed to investigate and clean up groundwater contamination at our Verona, Virginia, razor- blade manufacturing facility. Pursuant to a plan of remediation approved by the VDEQ's executive director on February 18, 1988, and fully implemented in 1989, we built and currently operate a groundwater treatment facility to treat the contaminated groundwater. We regularly monitor the level of contamination in the groundwater. We are not presently aware of any additional contamination that is required to be remediated at this time at the Verona site.

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

          The Valley Park, Missouri, plant facility of our Megas subsidiary, which was acquired on March 3, 1995, is located on a parcel of land which is the subject of a CERCLA investigation. This investigation is being undertaken in response to a release of "hazardous substances" from upgradient industries. The affected area, which includes the groundwater beneath a segment of the plant site, has been found to be contaminated by various chlorinated solvents including trichloroethylene ("TCE") and trichloroethane ("TCA"). The contaminated aquifer had been the source of municipal water supply wells. The results of a remedial investigation completed for EPA and the State of Missouri in January 1988 indicate that the source of the TCE contamination was located to the northwest of the Megas facility. The EPA and the State subsequently developed a remediation plan to address the TCE contamination and have executed a Consent Order with a potentially responsible party to implement the plan. The focus of their investigation has now turned to the remediation of the TCA contamination which the remedial investigation concluded was originating west southwest of the Megas facility. Megas does not use or have records of having used the identified "hazardous substances" in its facility and has not been found to be a potentially responsible party. We have reviewed the 1994 EPA limited remediation investigation report, performed limited soil gas analysis on site and reviewed groundwater monitoring results from wells installed by the Missouri Department of Natural Resources. These procedures have uncovered no contamination that could have contributed to the underlying plume. Based on our investigation to date, results of the soil gas analyses performed on site, discussions held with the Missouri Attorney General's office, and groundwater monitoring results, we believe that it is unlikely that Megas will be identified as a potentially responsible party in connection with the EPA Superfund site.

          In response to a possible release of water containing TCE outside its razor blade manufacturing plant in Knoxville, Tennessee, the Company had an environmental consulting firm take soil and groundwater samples for the presence of TCE. The sampling found relatively low levels of TCE in soil adjacent to the building and in the groundwater. Pursuant to Tennessee environmental law, the Company notified the Tennessee Department of Environmental Conservation ("TNDEC") and in September 1999 installed three monitoring wells and had the contaminated soil excavated and the groundwater at the property boundary sampled. Pursuant to Tennessee environmental law under the Voluntary Cleanup, Oversight and Assistance Program ("VOAP"), the Company has entered a Consent Order which approves the investigation and remediation plan and requires ongoing monitoring of groundwater. It is likely the TNDEC will require sampling and analysis of groundwater at the property boundary for at least another year and, possibly, the installation of a deep monitoring well to bedrock. If the analytic results remain within the same order of magnitude, the TNDEC likely will accept the remedial action to date and allow the closure of the monitoring wells. If the monitoring reveals substantially higher levels more extensive investigation and remediation may be required.

          After consultation with our advisors, we do not believe any of these matters should have a material effect on our consolidated financial position or results of operations, regardless of any claims for indemnification.


Merger

          Effective April 23, 1999, RSA Acquisition Corporation, an affiliate of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), completed its $14.20 per share cash tender offer for all outstanding shares of American Safety Razor Company (the "Predecessor") in accordance with a February 12, 1999 merger agreement, as amended on April 8, 1999, (the "Acquisition") upon the terms and subject to the conditions set forth in the offer to purchase (the "Stock Tender Offer"). Following completion of the Stock Tender Offer, there remained approximately 266,601 American Safety Razor Company shares outstanding. On July 1, 1999, RSA Acquisition Corporation and American Safety Razor Company completed a merger transaction (the "Merger") pursuant to which RSA Acquisition Corporation acquired the remaining shares of the Predecessor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer was approximately $173.0 million.

          Following the Merger, American Safety Razor Company and its subsidiaries (the "Company") became the surviving corporation and is a direct, wholly-owned subsidiary of RSA Holdings Corporation, which is wholly-owned by J.W. Childs, its affiliates and Company management.


ITEM 2 - Properties

          As of March 16, 2001, we owned or leased the following facilities:

                                                                                                              Lease
                                                                                 Approximate     Owned or   Termination
Products                   Location                  Type of Facility            Square Feet     Leased        Date
--------                   --------                  ----------------            ------------     --------  -------------
                           Cedar Knolls, New Jersey  Corporate headquarters          11,600      Leased     October 2004


Shaving razors and         Verona, Virginia          Manufacturing, packaging,      307,000      Owned
   blades, blades and                                  distribution and sales
   bladed hand tools and
   specialty industrial
   and medical blades
                           Knoxville, Tennessee      Manufacturing, packaging       125,000      Owned
                                                        and distribution

                           Bentonville, Arkansas     Sales                            2,000      Leased     May 2003

                           Newmarket, Ontario,
                              Canada                 Distribution and sales           2,500      Leased     August 2005

                           Obregon, Mexico           Manufacturing and packaging    139,000      Leased     April 2006

                           Nazareth Illit, Israel    Manufacturing, packaging        65,000      Leased     July 2002
                             distribution and sales

                           Nottinghamshire,          Packaging, distribution         36,000      Leased     July 2012
                             United Kingdom            and sales

                           Rio Grande,               Packaging, distribution         26,000      Leased     September 2010
                             Puerto Rico               and sales


                           Sao Paula, Brazil         Distribution and sales           1,200      Leased     April 2002

Cotton and foot care       Cleveland, Ohio           Manufacturing, packaging,      250,000      Leased     April 2013
                             distribution and sales

                           Valley Park, Missouri     Manufacturing and packaging    107,000      Owned






                           Nogales, Mexico           Manufacturing, packaging        86,000      Leased     March 2003
                                                       and distribution

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

          The Company also has been advised by its outside counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against its supplier for damages, if any, incurred by the Company. However, management cannot at this time make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that the Company's exposure from this matter might not potentially exceed the combination of its insurance coverages and recourse to its supplier. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly or adversely affected by an ultimate unfavorable outcome of this matter.

          In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three-bladed shaving cartridge systems (the MBC(TM) introduced in 1994 and the Tri-Flexxx(TM) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents are not infringed, are invalid and unenforceable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. In December 2000, the Company and Gillette resolved their differences on a mutually acceptable basis and the lawsuit was dismissed. The Company entered into a worldwide license relating to certain Gillette patents which was recorded as an intangible asset in December 2000 and is being amortized on a straight-line basis over the weighted average life of the patents of fourteen years.

          We are involved in various other legal proceedings from time to time incidental to the conduct of our business. We believe that any ultimate liability arising out of such proceedings will not have a materially adverse effect on our consolidated financial position or results of operations.


ITEM 4 - Submission of Matters to a Vote of Security Holders

          None.


                                     PART II


ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters

          Our common stock, par value $.01 per share (the "Common Stock") was traded in the over-the-counter market and was included in the NASDAQ National Market under the symbol "RAZR" until June 30, 1999, at which time the Company's Common Stock was delisted as a result of the Acquisition and Merger of the Company. Information with respect to market prices of our Common Stock for the first two quarters in 1999 is presented under Item 8 of this Report.

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

                                                                         Company   Predecessor
                                                                         -------   -----------
                                                           Company       Period      Period
                                                         ----------       from        from
                                                            Year        April 24,   January 1,             Predecessor
                                                            Ended        1999 to      1999 to   -----------------------------------
                                                           December      December    April 23,        Year ended December 31,
Statement of Operations Data:                             29, 2000      31, 1999       1999        1998       1997 (1)     1996 (2)
                                                         ----------    ----------   ----------  ----------  ----------   ----------

Net sales                                                 $318,813      $227,159      $87,591    $297,488    $296,607     $260,636
Costs and expenses
   Cost of sales (3)                                       212,112       155,496       58,520      201,978     196,991      169,949
   Selling, general and administrative expenses             72,948        52,567       21,429       63,516      60,206       54,867
   Amortization of intangible assets                         4,569         3,178          835        2,543       2,501        2,503
   Special charges (4)                                           -             -            -        3,003           -            -
   Transaction expenses (5)                                      -             -       11,440            -           -            -
   Special termination benefits (6)                         14,351             -            -            -           -            -
                                                          --------      --------      -------    ---------    --------     --------

Operating income (loss)                                     14,833        15,918       (4,633)      26,448      36,909       33,317

Interest expense                                            19,842        15,112        3,907       12,270      12,270       11,719
                                                          --------      --------      -------    ---------    --------     --------

(Loss) income before income taxes and
   extraordinary item                                       (5,009)          806       (8,540)      14,178      24,639       21,598
Income taxes (benefit)                                         199         1,453         (842)       4,076       9,570        8,425
                                                          --------      --------      -------    ---------    --------     --------

(Loss) income before extraordinary item                     (5,208)         (647)      (7,698)      10,102      15,069       13,173
Extraordinary item, net of income tax benefit (7)                -          (611)        (118)           -           -            -
                                                          --------      --------      -------    ---------    --------     --------

Net (loss) income                                         $ (5,208)     $ (1,258)     $(7,816)    $ 10,102    $ 15,069     $ 13,173
                                                          ========      ========      =======     ========    ========     ========

Basic earnings per share:
   (Loss) income before extraordinary item                  $(0.43)       $(0.05)      $(0.64)       $0.83       $1.25        $1.09
   Extraordinary item                                            -         (0.05)       (0.01)           -           -            -
                                                          --------        ------       ------        -----       -----        -----

   Net (loss) income                                        $(0.43)       $(0.10)      $(0.65)       $0.83       $1.25        $1.09
                                                            ======        ======       ======        =====       =====        =====

Weighted average number of shares outstanding               12,110        12,110       12,110       12,107      12,094       12,093
                                                            ======        ======       ======       ======      ======       ======

Diluted earnings per share:
   (Loss) income before extraordinary item                  $(0.43)       $(0.05)      $(0.64)       $0.83       $1.23        $1.09
   Extraordinary item                                            -         (0.05)       (0.01)           -           -            -
                                                            ------        ------       ------        -----       -----       ------

   Net (loss) income                                        $(0.43)       $(0.10)      $(0.65)       $0.83       $1.23        $1.09
                                                            ======        ======       ======        =====       =====        =====

Weighted average number of shares outstanding               12,110        12,110       12,198       12,223      12,255       12,139
                                                            ======        ======       ======       ======      ======       ======




                                                    Company                   Predecessor
                                            ----------------------- ------------------------------------
                                              December                        December 31,
Balance Sheet Data:                          29, 2000       1999       1998         1997         1996
                                            ----------   ---------- ----------   ----------   ----------

Total assets                                  $389,586     $402,871   $262,897     $254,081     $229,997
Long-term obligations, including
   current portion                             191,023      185,616    127,333      123,612      112,181
Stockholders' equity                           113,860      129,002     69,554       59,439       44,523

(1) Our results of operations include results for the Cotton Division of American White Cross, Inc. ("AWC") since its April 22, 1997, acquisition date. Results for the period ended December 31, 1997, include net sales of AWC of $21.1 million.
(2) Our results of operations include results for Bond-America Israel Blades, Ltd., and its wholly-owned subsidiary, A.I. Blades, Inc. (collectively, "Bond") since its March 29, 1996, acquisition date. Results for the period ended December 31, 1996, include net sales of Bond of $11.2 million.
(3)  Cost of sales for the  period  from April 24,  1999 to  December  31,  1999 includes additional inventory costs of $9.0 million resulting from adjusting the carrying value of acquired inventories to reflect their estimated fair market value at the Acquisition date.
(4) See Note 14 to our Consolidated Financial Statements relating to the special charges in 1998.
(5) Transaction expenses of $11.4 million were incurred in connection with the sale of the Predecessor (see Note 1 to our Consolidated Financial Statements).
(6) Expenses relating to the special termination benefits of $14.4 million were incurred in connection with the early retirement program (see Note 8 to our Consolidated
     Financial Statements).
(7) Extraordinary item relates to the early  extinguishment of debt in 1999 (see
Note 6 to our Consolidated Financial Statements).


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements of our Company and notes thereto included under Item 8 of this Report. Additionally, management has prepared pro forma results of operations for 1999 to enable a more meaningful comparison between 2000 and 1999 results of operations and 1999 and 1998 results of operations. Accordingly, see "Year Ended December 29, 2000 Compared to Pro Forma Year Ended December 31,
1999" and "Pro Forma Year Ended December 31, 1999 Compared to Year Ended December 31, 1998" discussions below which compare the year ended December 31, 1999 on a pro forma basis, assuming the Acquisition and the related financing transactions had occurred on January 1, 1999, with 2000 and 1998 for a more meaningful comparison of operations.

Forward-Looking Statements.
     Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E  of  the   Securities   Exchange   Act  of  1934.   We  intend  the
forward-looking  statements  to be covered  by the safe  harbor  provisions  for forward-looking statements in these sections. All statements regarding our expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for our products, acceptance of new products, technology developments affecting our products and to those discussed in our filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward- looking statements.

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



                                                                    Company                 Predecessor
                                             Company          --------------------     -------------------           Predecessor
                                       -----------------         Period from              Period from             -----------------
                                           Year Ended         April 24, 1999 to        January 1, 1999 to            Year Ended
                                       December 29, 2000      December 31, 1999           April 23, 1999          December 31, 1998
                                       -----------------      -----------------        --------------------       -----------------
                                                                                              (dollars in millions)


Net Sales:
   Razors and blades                   $210.1        65.9%     $146.3      64.4%        $55.2       63.0%        $184.0       61.9%
   Cotton and foot care                  81.1        25.4        58.8      25.9          25.5       29.1           87.3       29.3
   Custom bar soap                       27.6         8.7        22.1       9.7           6.9        7.9           26.2        8.8
                                       ------       -----      ------     -----         -----      -----         ------      -----
      Total                            $318.8       100.0%     $227.2     100.0%        $87.6      100.0%        $297.5      100.0%
                                       ======       =====      ======     =====         =====      =====         ======      =====

Operating Income (3):
   Razors and blades (1) (2) (4)        $14.3         6.8%      $11.4       7.8%         $6.7       12.1%         $21.0       11.4%
   Cotton and foot care (2) (4)          (0.8)       (1.0)        1.8       3.1           0.3        1.2            4.1        4.7
   Custom bar soap (2)                    1.3         4.7         2.7      12.2          (0.2)      (2.9)           1.3        5.0
                                        -----        ----       -----      ----          ----       ----          -----        ---
      Total                             $14.8         4.6%      $15.9       7.0%         $6.8        7.8%         $26.4        8.9%
                                        =====        ====       =====       ===          ====        ===          =====        ===

(1) Operating income in 2000 for Razors and Blades includes expenses relating to special termination benefits of $14.4 million. (2) Operating income for the period from April 24, 1999 to December 31, 1999 for Razors and Blades, Cotton and Foot Care and
    Custom Bar Soap includes a purchase accounting adjustment to inventory of $8.8 million, $0.2 million and $0.05 million, respectively.
(3) Operating income for the period from January 1, 1999 to April 23, 1999 excludes transaction expenses of $11.4 million incurred in connection with the sale of the Predecessor.
(4) Operating income in 1998 for Razors and Blades and Cotton and Foot Care includes special charges of $2.8 million and $0.2 million, respectively.


Overview

    Net sales are gross sales net of returns and cash discounts.

    Gross profit is net sales less cost of sales, which includes the costs necessary to make our products, including the costs of materials, production, warehousing and procurement, and the costs to ship our products to our customers, including freight and distribution. The principal elements of our cost to make our products are raw materials and packaging supplies, labor and manufacturing overhead. Raw materials, among other things, consist of steel (both carbon and stainless), cotton fiber, coconut oil, fatty acids and plastic resins. Labor costs consist primarily of hourly wages plus employee fringe benefits. Manufacturing overhead generally includes indirect labor, plant costs, depreciation and manufacturing supplies.

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


Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1999

    The following unaudited pro forma condensed consolidated statement of operations has been prepared by management from the historical financial statements of the Predecessor for the period from January 1, 1999 to April 23, 1999, and the historical financial statements of the Company for the period from April 24, 1999 to December 31, 1999. The Acquisition, and the related financing transactions, are assumed to have occurred on January 1, 1999 (see Notes 1 and 6 to our Consolidated Financial Statements). The pro forma condensed consolidated statement of operations for the year ended December 31, 1999, is not necessarily indicative of the results of operations that would have occurred for the year ended December 31, 1999, had the Acquisition and relating financing transactions occurred on January 1, 1999. In preparation of the pro forma condensed consolidated statement of operations, management has made certain estimates and assumptions that affect the amounts reported in the unaudited pro forma
condensed  consolidated  statement  of  operations.   The  unaudited  pro  forma
condensed consolidated statement of operations for the year ended December 31, 1999, should be read in conjunction with the historical financial statements and related notes thereto of the Company which are included in this Annual Report on Form 10-K for the year ended December 29, 2000.

                             Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
                                                  Year Ended December 31, 1999
                                                          (In Thousands)


                                      Predecessor                    Predecessor         Company                         Company
                                       Historical                      Pro Forma        Historical                      Pro Forma
                                       Period from                    Period From       Period From                       Year
                                    January 1, 1999                   January 1, 1999  April 24, 1999                     Ended
                                      to April 23,     Pro Forma      to April 23,      to December    Pro Forma        December
                                         1999         Adjustments        1999          31, 1999        Adjustments      31, 1999
                                    ---------------   -----------    ----------------  --------------  -----------      ----------

Net sales                                  $87,591       $     -          $ 87,591         $227,159       $    -        $314,750
Cost of sales:
   Cost of sales                            58,520           460 (a)        58,980          146,488            -         205,468
   Purchase accounting adjustment
      to inventory                               -         9,008 (b)         9,008            9,008       (9,008)(b)       9,008
                                           -------       -------          --------         --------       ------        --------

   Gross profit                             29,071        (9,468)           19,603           71,663        9,008         100,274

Selling, general and administrative
   expenses                                 21,429            68 (c)        21,497           52,567            -          74,064
Amortization of intangible assets              835           638 (d)         1,473            3,178            -           4,651
Transaction expenses                        11,440             -            11,440                -            -          11,440
                                           -------       -------          --------         --------       ------        --------

   Operating (loss) income                  (4,633)      (10,174)          (14,807)          15,918        9,008          10,119

Interest expense                             3,907         2,030 (e)         5,937           15,112         (138)(g)      20,911
                                           -------        ------          --------         --------       ------        --------
   (Loss) income before income taxes
      and extraordinary item                (8,540)      (12,204)          (20,744)             806        9,146         (10,792)

Income taxes (benefit)                        (842)       (4,666)(f)        (5,508)           1,453        3,631 (f)        (424)
                                           -------       -------          --------         --------       ------        --------

   (Loss) income before
      extraordinary item                   $(7,698)      $(7,538)         $(15,236)        $   (647)      $5,515        $(10,368)
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

(g) Adjustment to reflect pro forma interest expense of $261 on the Company's credit facilities related to the balances assumed to be outstanding on April 24, 1999. Interest expense has been computed assuming that the LIBOR-based interest rate (plus the applicable margin) option is selected by the Company. Balances assumed to be outstanding on April 24, 1999, are the same as described in (e) above. Adjustment to reflect pro forma interest expense reduction of $399 related to the $30,700 in Senior Notes which were assumed to be purchased on April 24, 1999.


Year Ended December 29, 2000 Compared to Pro Forma Year Ended December 31, 1999

    Net Sales. Net sales for 2000 and pro forma 1999 were $318.8 million and $314.8 million, respectively, an increase of $4.0 million, or 1.3%. We did not experience any significant price increases in 2000 across our three business segments. Our increase in net sales for 2000 related primarily to volume increases.

    Razors and Blades. Net sales of our razors and blades segment for 2000 and pro forma 1999 were $210.1 million and $201.5 million, respectively, an increase of $8.6 million, or 4.3%.

    Net sales of shaving razors and blades for 2000 and pro forma 1999 were $142.0 million and $134.3 million, respectively, an increase of $7.7 million or 5.8%. Net sales of domestic value branded shaving products decreased 2.8% primarily reflecting a decline in promotional programs and inventory reductions by a key customer. In addition, net sales for pro forma 1999 were favorably affected by sales of the Revlon Perfect Finish(TM) shaving system which was discontinued in September 1999. Net sales of domestic private label shaving products increased 1.9% primarily reflecting sales gains relating to the Tri-Flexxx(TM) and Premier Comfort(TM) shaving products which was substantially offset by a decline in promotional programs by several customers and reduced sales volume to certain customers. Net sales of shaving products in international markets increased 15.8% (net of a 7% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets. The increase results primarily from increased sales of the Tri-Flexxx(TM) and long handle disposable shaving products and from increased sales penetration in existing and new markets.

    Net sales of blades and bladed hand tools for 2000 and pro forma 1999 were $51.1 million and $50.6 million, respectively, an increase of $0.5 million, or 1.0%.

    Net sales of specialty industrial and medical blades for 2000 and pro forma 1999 were $17.0 million and $16.6 million, respectively, an increase of $0.4 million, or 2.2%. Sales of specialty industrial products increased 10.0% reflecting strong distribution gains. Sales of medical products decreased 4.0% primarily reflecting inventory reductions by certain customers and consolidations within the healthcare industry.

    Cotton and Foot Care. Net sales of cotton and foot care products for 2000 and pro forma 1999 were $81.1 million and $84.3 million, respectively, a decrease of $3.2 million or 3.8%. The decrease results primarily from reduced sales volume resulting from issues related to the cotton coil matter (see Note 12 to our Consolidated Financial Statements and Item 3 - Legal Proceedings) and redesign of products by certain customers.

    Custom Bar Soap. Net sales of our custom bar soap products for 2000 and pro forma 1999 were $27.6 million and $29.0 million, respectively, a decrease of $1.4 million or 4.6%. The decrease results primarily from decreased sales volume to several pharmaceutical/skin care customers including repackaging of product for one customer, which was somewhat offset by increased sales volume to a specialty customer.

    Gross Profit. Gross profit increased $6.4 million to $106.7 million for 2000, from $100.3 million for pro forma 1999 due primarily to the purchase accounting adjustment to inventory of $9.0 million for pro forma 1999. As a percentage of net sales, gross profit was 33.5% for 2000 and 31.9% for pro forma 1999. Excluding the 1999 purchase accounting adjustment to inventory of $9.0 million, gross profit decreased $2.6 million to $106.7 million for 2000, from $109.3 million for pro forma 1999, and as a percentage of net sales, gross profit was 33.5% for 2000, and 34.7% for pro forma 1999. Blade margins declined due primarily to product mix, higher material costs, higher depreciation expense related to capacity expansion projects and from the negative impact of unfavorable exchange rates. Cotton margins declined due primarily to higher material costs, higher absorption of manufacturing overheads over a lower sales base and higher manufacturing overheads which were somewhat offset by labor efficiencies. Soap margins declined due primarily to product mix, the repackaging of product for a customer and higher absorption of manufacturing overheads over a lower sales base.

    Operating and Other Expenses. Selling, general and administrative expenses were 22.9% of net sales for 2000, compared to 23.5% for pro forma 1999. The decrease primarily reflects a decrease in legal expenses, an increase in pension income and a decrease in employee bonuses which were somewhat offset by an increase in administrative overhead associated with the new corporate headquarters. Amortization of intangible assets was substantially unchanged at $4.6 million for 2000 and $4.7 million for pro forma 1999. Interest expense decreased $1.1 million to $19.8 million for 2000, from $20.9 million for pro forma 1999, due primarily to the write-off in July 1999 of $2.2 million of deferred financing costs and lower commitment fee expense in connection with the $52.5 million permanent reduction in the Company's term loan facility. The decrease was somewhat offset by increased interest expense resulting from additional borrowings under the Company's revolving credit facility and an increase in interest rates.

    Costs of $14.4 million  associated  with the early  retirement  program (see
Note 8 to our Consolidated Financial Statements) are included in the consolidated statement of operations in the caption, "Special termination benefits".

    The Company's effective income tax rate was 4.0% for 2000, and (3.9)% for pro forma 1999, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, certain nondeductible transaction expenses in 1999, foreign taxes in excess of the U.S. tax rate and state income taxes, net of the federal tax benefit.


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

    Net sales of shaving razors and blades for pro forma 1999 and 1998 were $134.3 million and $119.0 million, respectively, an increase of $15.3 million or 12.8%. Net sales of domestic value branded shaving products increased 32.1% compared to 1998, rebounding from weak sales in 1998, reflecting sales gains relating to the launch of the new Tri-Flexxx(TM) shaving product, an increase in promotional programs with several customers and overall increased distribution of the Company's shaving products. Net sales of domestic private label shaving products were substantially unchanged compared to 1998. Net sales of shaving products in international markets increased 9.2% (net of a 2% negative impact of unfavorable exchange rates) reflecting stronger sales in certain markets.

    Net sales of blades and bladed hand tools for pro forma 1999 and 1998 were $50.6 million and $48.9 million, respectively, an increase of $1.7 million or 3.6%. This growth primarily reflects increased sales of our Personna(R) and American Line(TM) brands of products as a result of distribution gains.

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

    Gross Profit. Gross profit increased $4.8 million to $100.3 million for pro forma 1999 from $95.5 million for 1998. As a percentage of net sales, gross profit was 31.9% for pro forma 1999 and 32.1% for 1998. Excluding the 1999 purchase accounting adjustment to inventory of $9.0 million, gross profit increased $13.8 million to $109.3 million for pro forma 1999, from $95.5 million for 1998, and as a percentage of net sales, gross profit was 34.7% for pro forma 1999, and 32.1% for 1998. Blade margins improved due to favorable product mix, lower material costs and lower manufacturing costs reflecting the Company's continuing efforts to reduce manufacturing costs. Soap margins improved due to lower material costs for certain raw materials. This improvement in blade and soap margins was somewhat offset by increased depreciation expense resulting from the Acquisition and by lower margins in the Company's cotton operations due to increased distribution costs and higher manufacturing overheads resulting primarily from issues related to the continuing integration and reorganization of the cotton operations.

    Operating and Other Expenses. Selling, general and administrative expenses were 23.5% of net sales for pro forma 1999, compared to 21.4% for 1998. This increase primarily reflects an increase in promotional support for our shaving blade products and an increase in legal fees resulting from the Gillette lawsuit. Amortization of goodwill and other intangible assets increased $2.2 million to $4.7 million for pro forma 1999 from $2.5 million for 1998, reflecting increased amortization of intangible assets related to the Acquisition. Interest expense increased $8.6 million to $20.9 million for pro forma 1999, from $12.3 million for 1998, due primarily to the write-off of approximately $2.2 million in connection with the reduction in the term loan facility and increased interest expense, commitment fees and amortization of deferred loan fees associated with debt incurred in connection with the Acquisition. This increase was somewhat offset by lower interest expense relating to the Company's $30.7 million purchase of its 9 7/8% Series B Senior Notes in June 1999.

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


Liquidity and Capital Resources

    Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility. For the year ended December 29, 2000, net cash provided by operating activities amounted to $9.4 million. For the period from April 24, 1999 to December 31, 1999, net cash provided by operating activities amounted to $19.3 million and for the period from January 1, 1999 to April 23, 1999, net cash used in operating activities amounted to $5.3 million. For the years ended December 31, 1998, net cash provided by operating activities amounted to $12.5 million. Net cash provided by operating activities for the year ended December 29, 2000 primarily reflects an increase in earnings excluding the expense relating to the special termination benefits of $14.4 million which was somewhat offset by net changes in the components of working capital, primarily accounts receivable and inventories. Net cash provided by operating activities for the period from April 24, 1999 to December 31, 1999 primarily reflects a decrease in inventories of $15.1 million due in part to the write-off of the purchase accounting adjustment of $9.0 million and a decrease in income taxes receivable of $3.7 million which was somewhat offset by a decline in net income, a decrease in accounts payable and an increase in accounts receivable. Net cash used in operating activities for the period from January 1, 1999 to April 23, 1999 primarily reflects the payment of transaction expenses of $11.4 million relating to the Acquisition, an increase in inventories of $7.7 million and an increase in income taxes receivable of $2.3 million, which were somewhat offset by a decrease in accounts receivable. The increase in net cash provided by operating activities for 1998 compared to 1997 primarily reflects a decrease in trade receivables of $1.2 million reflecting the timing of customer payments as compared to an increase of $7.7 million in 1997, offset by a decline in net income and a decline in accounts payable.

    For the year ended December 29, 2000, net cash used in investing activities related primarily to capital expenditures of $15.4 million. For the period from April 24, 1999 to December 31, 1999 and for the period from January 1, 1999 to April 23, 1999, net cash used in investing activities related primarily to capital expenditures of $8.4 million and $3.6 million, respectively. For the year ended December 31, 1998, net cash used in investing activities amounted to $12.6 million and related primarily to capital expenditures of $11.4 million and the purchase of Wolco for $0.6 million.

    For the year ended December 29, 2000, net cash used in financing activities resulted from $9.3 million in net advances to the Company's parent which was somewhat offset by net borrowings of $5.3 million. For the period from April 24, 1999 to December 31, 1999, net cash used in financing activities resulted from $18.6 million in net advances to the Company's parent and deferred loan fees of $0.4 million which were substantially offset by net borrowings of $18.4 million. For the period from January 1, 1999 to April 23, 1999, net cash provided from financing activities resulted from net borrowings of $39.5 million which was reduced by net advances to the Company's parent of $24.2 million and deferred loan fees of $7.6 million. For the year ended December 31, 1998, net cash provided by financing activities was $2.1 million. Net cash provided by financing activities for 1998 resulted from net borrowings of $2.0 million.

    At December  29, 2000,  long-term  indebtedness  amounted to $191.0  million
(including the current portion of $11.9 million), and we had $8.9 million available for future borrowings and letters of credit under our revolving credit facility. The weighted-average interest rate incurred by us with respect to all our debt obligations was approximately 9.8% for the year ended December 29, 2000.

    On March 28, 2001, the Company amended its Credit Agreement which, among other things, modified the financial ratio requirements relating to the leverage, fixed charges and interest coverage ratios. These financial ratio requirements were modified to allow the Company to meet certain of the financial ratio requirements. In addition, the Company's principal stockholder has guaranteed $5.0 million of borrowings under the Company's existing revolving credit facility. On March 28, 2001, the Company entered into an additional revolving credit facility of $5.0 million which has been guaranteed by the principal stockholder.

    Our liquidity requirements are primarily the funding of working capital needs, which primarily consist of inventory and accounts receivable, capital expenditures and scheduled principal and interest payments on indebtedness. Capital expenditures in 2000 totaled $15.4 million, as compared to $12.1 million in 1999 and $11.4 million in 1998. We expect our capital expenditures to approximate $13.0 million in 2001. It is anticipated that these expenditures will fund purchases of equipment to support production capacity for new and existing products as well as routine on-going requirements.

    We believe that our cash on hand, anticipated funds from operations and the amounts available to us under our revolving credit facility will be sufficient to cover our working capital, capital expenditures, debt service requirements and tax obligations for at least the next 12 months.

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

    The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on December 29, 2000. Only the potential impacts of our hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact our business.

Interest Rate Risk

    At December 29, 2000, the Company carried $191.0 million of outstanding debt on its books, with $120.9 million of that total held at variable interest rates. In October 1999, the Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56,250,000 of its variable rate debt outstanding to manage its interest rate risk (see Note 6 to our Consolidated Financial Statements). Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10%, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $2.8 million.


Foreign Currency Risk

    The Company sells to customers in foreign markets through our foreign operations and through export sales from our plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. Our primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

    The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures in major currencies. The Company has entered into currency option contracts to minimize the risk of foreign currency fluctuations. The value of these contracts at December 29, 2000 was not material to the Company's earnings, cash flow and financial position.


New Accounting Standards

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137 and FAS 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company was required to adopt FAS 133 on December 30, 2000. The Company's use of derivative instruments is limited to interest rate cap and swap agreements and foreign currency options. The implementation of this new standard did not have a material effect on the Company's results of operations or financial position.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance relating to revenue recognition. The Company adopted SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, in the fourth quarter of 2000 and concluded that its revenue recognition policies were in compliance with SAB No. 101.

    In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. The Company has historically followed the practice of recording the cost of discounts, coupons and rebates as a selling expense. The Company is required to adopt EITF No. 00-14 in the second quarter of 2001. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

    In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company is required to adopt the consensus in the first quarter of 2001. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.



Contingencies

    Refer to Note 12 - Commitments, Contingencies and Other to our Consolidated Financial Statements for a discussion of legal contingencies.


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


ITEM 8 - Financial Statements and Supplementary Data

    The consolidated financial statements of the registrant are submitted as a separate section of this Report starting on page 32. Information related to "Quarterly Data (Unaudited)" is summarized below:

                                                                                                    2000
                                                                           ----------------------------------------------------
                                                                            First          Second        Third          Fourth
                                                                           --------       --------      --------       --------
                                                                          (In thousands, except per share and market price data)

Net sales                                                                  $77,209        $79,921       $83,434        $78,249
Gross profit                                                                25,408         26,502        29,327         25,464
Special termination benefits                                                     -              -             -         14,351  (1)
Net (loss) income                                                             (103)         1,695         1,888         (8,688)
Earnings per share - net (loss) income
   Basic                                                                     (0.01)          0.14          0.16          (0.72)
   Diluted                                                                   (0.01)          0.14          0.16          (0.72)
Market price
   High                                                                        n/a            n/a           n/a            n/a
   Low                                                                         n/a            n/a           n/a            n/a

                                                                                                    1999
                                                                            -----------------------------------------------------
                                                                             First         Second         Third         Fourth
                                                                            -------       --------       -------       --------
                                                                           (In thousands, except per share and market price data)

Net sales                                                                   $70,287       $77,246        $86,080        $81,137
Gross profit                                                                 23,458        18,362  (2)    31,167         27,747
Transaction expenses                                                              -        11,440  (3)         -              -
Income (loss) before extraordinary item                                       1,974       (13,397)         1,259          1,819
Extraordinary item                                                                -          (729)             -              -
Net income (loss)                                                             1,974       (14,126)         1,259          1,819
Earnings per share - income (loss) before extraordinary item
   Basic                                                                       0.16         (1.11)          0.10           0.15
   Diluted                                                                     0.16         (1.11)          0.10           0.15
Earnings per share - net income (loss)
   Basic                                                                       0.16         (1.17)          0.10           0.15
   Diluted                                                                     0.16         (1.17)          0.10           0.15
Market price
   High                                                                       14.06         14.25            n/a            n/a
   Low                                                                         9.88         11.81            n/a            n/a

(1)  Expenses  relating  to  the  special   termination   benefits  incurred  in
     connection  with  the  early   retirement   program  (see  Note  8  to  our
     Consolidated Financial Statements).

(2)  Includes  additional   inventory  costs  of  $9.0  million  resulting  from
     adjusting the carrying value of acquired inventories to reflect their estimated fair market value at the Acquisition date.

(3) Relates to expenses incurred in connection with the sale of the Predecessor (see Note 1 to our Consolidated Financial Statements).

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 18, 2000, the Company dismissed PricewaterhouseCoopers LLP ("PWC"), which served as the Company's independent public accountants since 1994.

     PWC's reports on the financial statements for the year ended December 31, 1998, for the period from April 24, 1999 to December 31, 1999, and for the period  from  January  1,  1999 to April 23,  1999 did not  contain  an  adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

     The change in the independent public accountants was approved by the Company's Board of Directors on April 18, 2000.

     During 1998 and 1999 and through April 18, 2000, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of PWC would have caused PWC to make reference to the subject matter of the disagreements in connection with their report.

     On April 18, 2000, the Company engaged its new independent public accountants, Ernst & Young LLP, which was approved by the Company's Board of Directors on April 18, 2000. During 1998 and 1999 and through April 18, 2000, the Company did not consult with Ernst & Young LLP regarding the application of accounting principles or any reportable events.


                                    PART III


ITEM 10 - Directors and Executive Officers of the Registrant

         The following table sets forth the name, age and position of each of the Company's directors, executive officers and other significant employees. All of the Company's officers are elected annually and serve at the discretion of the Company's Board of Directors.

Name               Age  Position

James D. Murphy    54   President, Chief Executive Officer and Director
J. Andrew Bolt     44   Senior Vice President - Chief Financial Officer
James W. Nelson    61   Senior Vice President - Manufacturing and Logistics
Karen A. August    43   Senior Vice President - Consumer Products
Mario E. Soussou   50   Senior Vice President - International
Lawrence Friedman  54   Vice President and Secretary - General Counsel
Gary R. Moorhead   52   Vice President - General Manager, Custom Bar Soap
Paul W. Tonnesen   36   Vice President- Consumer Products
Gary S. Wade       52   Vice President - Industrial/Specialty
Adam L. Suttin     33   Vice President, Assistant Secretary and Director
John W. Childs     59   Director
Timothy J. Healy   51   Director
Raymond B. Rudy    70   Director, Non-Executive Chairman

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

         Mr. Bolt joined the Company on November 6, 2000, and has served as Senior Vice President and Chief Financial Officer since that time. Mr. Bolt has 20 years of experience in financial and management positions, most recently as Chief Financial Officer of Maple Leaf Foods, USA, from 1995 until joining the Company. He previously served as Chief Financial Officer for Bidermann Industries and Federal Resources and held various positions with Ernst & Young.

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

     Mr. Friedman joined the Company on April 3, 2000 and has served as Vice President and Secretary, General Counsel since that time. Prior to joining the Company, Mr. Friedman was Director, Group Legal Services for Reckitt & Colman, Inc., since 1997 and from 1990 to 1997 he was the Senior Vice President, General Counsel for Reckitt & Colman, Inc. From 1984 to 1990, Mr. Friedman was Vice President, General Counsel for Durkee-French Foods, Inc.

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

     Mr. Healy became a member of the Company's Board of Directors on April 23, 1999 in connection with the Acquisition. He has been a Managing Director of JWCA since July 1998. From 1991 to 1998, Mr. Healy was President and Chief Executive Officer of Select Beverages. Prior to 1991, he was Executive Vice President and Chief Operating Partner of National Beverage Corporation and from 1972 to 1986 he held various executive and marketing positions of increasing responsibility for Proctor & Gamble Co.; Frito-

Lay, Inc.; Heinz, USA; General Foods Corporation and the NutriSweet division of G.D. Searle & Co. He is the chairman of IDF Holdings, Inc.

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

ITEM 11 - Executive Compensation

          The following table sets forth a summary of certain information regarding compensation paid or accrued by the Company for services rendered to the Company for the fiscal year ended December 29, 2000, and the two prior fiscal years, paid or awarded to those persons who were, at December 29, 2000:
(i) the Company's chief executive officer, (ii) the Company's four most highly compensated executive officers other than the chief executive officer whose total annual salary and bonus exceeded $100,000 during such period
(collectively, the "Named Executive Officers") and (iii) two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as an executive officer of the Company as of December 29, 2000.

                           Summary Compensation Table

                                                                                                                 Long-Term
                                                     Annual                                                     Compensation
                                                  Compensation                                              ----------------------
                                               -----------------                          Other Annual       Securities Underlying
Name and Principal Position                    Year    Salary(1)       Bonus(2)          Compensation(3)               Options
---------------------------                    ----    ---------       --------          ---------------    ----------------------
James D. Murphy                                2000      411,528              0                        0                   0
   President and Chief                         1999      274,364        372,500                        0                   0
   Executive Officer                           1998            0              0                        0                   0

James W. Nelson                                2000      191,258         35,000                        0                   0
   Senior Vice President -                     1999      134,065        132,500                        0                   0
   Manufacturing and Logistics                 1998            0              0                        0                   0

Karen A. August                                2000      205,988         35,000                        0                   0
   Senior Vice President -                     1999      135,400        130,000
   Consumer Products                           1998            0              0                        0                   0

Mariou E. Soussou                              2000      205,988         48,000                        0                   0
   Senior Vice President -                     1999      137,050        130,000                        0                   0
   International                               1998            0              0                        0                   0

Gary S. Wade                                   2000      151,359         25,000                        0                   0
   Vice President - Industrial/                1999      141,828         84,500                   32,000   (4)             0
   Specialty                                   1998      134,678         64,300                        0                   0

Thomas H. Quinn                                2000            0              0                        0                   0
   Past Chairman and                           1999       41,668              0                  374,000   (5)             0
   Chief Executive Officer                     1998      125,000              0                        0                   0

Thomas G. Kasvin                               2000            0              0                        0                   0
   Past Senior Vice President--                1999      150,003        105,000                1,191,250   (6)             0
   Chief Financial Officer                     1998      190,832              0                        0                   0

----------------------------------
(1)  Includes amounts deferred under the Company's 401(k) plan.

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

(4) Payment related to the April 30, 1999 redemption of the Predecessor's stock options.

(5) Payment pursuant to a Letter Agreement dated as of February 5, 1999 between the Company and Mr. Quinn.

(6) Payment of $660,000 pursuant to an Employment Protection Agreement dated December 8, 1997 between the Company and Mr. Kasvin, payment of $300,000 pursuant to a Letter Agreement dated July 15, 1998 between the Company and Mr. Kasvin and payment of $231,250 related to the April 30, 1999 redemption of the Predecessor's stock options.

     In June 2000, RSA Holdings Corporation, the Company's parent, adopted a stock incentive plan, whereby stock options may be granted to directors, officers and other key employees of RSA Holdings Corporation and its subsidiaries to purchase a specified number of shares of common stock for a term not to exceed 10 years. The plan provides for the granting of options to purchase up to 110,000 shares of common stock of RSA Holdings Corporation. Grants of options to be issued to directors, officers and other key employees vest and become exercisable upon the attainment of certain performance goals at the end of certain performance periods, as defined in the plan or after nine years. At December 29, 2000, there were 93,700 stock options outstanding under the RSA Holdings Corporation stock plan.

     The following table shows RSA Holdings Corporation stock options exercised by each of the Named Executive Officers during the fiscal year ended December 29, 2000, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end, and the values for unexercised options based on the year-end value of the RSA Holdings Corporation common stock. Except as listed in the table, no other Named Executive Officer exercised any RSA Holdings Corporation stock options or beneficially owned unexercised RSA Holdings Corporation stock options.

                 Aggregated Option Exercises in Last Fiscal Year
                           and Fiscal Year-End Values

                                                                                                 Value of Unexercised
                                                              Number of Unexercised           In-the-Money Options at
                                 Shares                     Options at December 29, 2000          December 29, 2000 (1)
                                Acquired        Value       ----------------------------      ---------------------------
Name                           On Exercise     Realized     Exercisable      Unexercisable    Exercisable   Unexercisable
----                           -----------     --------     -----------      -------------    -----------   -------------

James D. Murphy                          0           $0           7,200             28,800             $0              $0
James W. Nelson                          0            0           1,500              6,000              0               0
Karen A. August                          0            0           1,500              6,000              0               0
Mario E. Soussou                         0            0           1,500              6,000              0               0
Gary S. Wade                             0            0           1,000              4,000              0               0
-----------------------

(1) Based on the difference between the estimated value on December 29, 2000, for the common stock and the option exercise price.

Employment Agreements

         Effective August 9, 1999, the Company entered into an Employment Agreement (the "Employment Agreement") with Mr. James D. Murphy, to serve as President and Chief Executive Officer until December 31, 2003. Pursuant to the terms of the Employment Agreement, Mr. Murphy's benefits include, among other benefits,: (i) a base annual salary of $400,000, (ii) an annual cash bonus based on the Company's annual EBITDA target (as defined therein), (iii) one year's base salary upon termination of Mr. Murphy by the Company without cause, (iv) one year's base salary upon termination by Mr. Murphy of his employment with good reason, except that his base salary due for the one year period after termination shall be reduced by the amount of his base compensation in his new employment, and (v) one year's base salary as outlined in (iv) above, upon termination of Mr. Murphy by the Company without cause upon a change in control (as defined therein) and provided that the return hurdle (as defined therein) has not been satisfied. If the return hurdle has been satisfied, the Company will have no obligation to pay the base salary to Mr. Murphy.

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


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

         As of December 29, 2000, there were 12,110,349 shares of the Company's Common Stock outstanding which were owned 100% by the Company's parent, RSA Holdings Corporation. The following table sets forth as of December 29, 2000 certain information with respect to the number of shares of common stock of RSA Holdings Corporation beneficially owned by (i) each director of the Company who beneficially owned common stock, (ii) each executive officer of the Company as of December 29, 2000, named in the table under "Executive Compensation" under
Item 11 of this Report, who beneficially owned common stock, (iii) all directors and executive officers of the Company as a group and (iv) each person or entity that beneficially owned (directly or together with affiliates) more than 5% of the common stock. The Company believes that each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, except as otherwise noted.



                                                                                                        Common
                                                                                                        Stock
                                                                        Beneficially                  Percentage
Name                                                                       Owned(1)                   Ownership(1)
----                                                                     -----------                  ------------


Directors and Executive Officers:
John W. Childs (2)                                                            45,320                        4.4%
Timothy J. Healy                                                               1,944                           *
Raymond B. Rudy                                                                2,500                           *
Adam L. Suttin (3)                                                             6,105                           *
James D. Murphy                                                               13,867                        1.4%
J. Andrew Bolt                                                                     0                           *
James W. Nelson                                                                3,722                           *
Karen A. August                                                                3,722                           *
Lawrence Friedman                                                              1,111                           *
Mario E. Soussou (4)                                                           6,500                           *
Gary R. Moorhead                                                                 578                           *
Paul W. Tonnesen                                                                 817                           *
Gary S. Wade                                                                   4,378                           *
All directors and executive officers as a group (13 persons)                  90,564                        8.8%

Other Principal Stockholders:
J.W. Childs Equity Partners II, L.P. (5)                                     904,097                       88.3%

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

(2) Includes 556 shares of common stock held by Richard Childs and 556 shares of common stock held by James Childs for each of which Mr. Childs disclaims beneficial ownership.

(3) Includes 276 shares of common stock held by the Suttin Irrevocable Family Trust, 599 shares of common stock held by the Suttin Family Trust II and 2,281 shares of common stock held by the Eugene Suttin IRA for each of which Mr. Suttin disclaims beneficial ownership.

(4) Includes 111 shares of common stock held by the Isabelle Soussou Trust and 111 shares of common stock held by the Moriella Soussou Trust for each of which Mr. Soussou disclaims beneficial ownership.

(5) Shares of common stock shown as beneficially owned by J.W. Childs Equity Partners II, L.P. are owned by RSA Holdings Corporation, which is wholly owned by J.W. Childs Equity Partners II, L.P. J.W. Childs Advisors II, L.P. is the sole general partner of J.W. Childs Equity Partners II, L.P. J.W. Childs Associates, L.P. is the sole general partner of J.W. Childs Advisors II L.P. J. W. Childs Associates, Inc. is a corporation, the officers of which are Messrs. John W. Childs, Steven G. Segal, Adam L. Suttin, Glenn A. Hopkins, Dana L. Schmaltz, Edward D. Yun and Allan A. Dowds. Messrs. Childs and Suttin are directors of the Company. Each of Messrs. Childs, Segal, Suttin and Hopkins may be deemed to share beneficial ownership of the shares shown as beneficially owned by J. W. Childs Equity Partners II, L.P. Each of these individuals disclaims such beneficial ownership. Messrs. Raymond B. Rudy and Timothy J. Healy are directors of the Company and are also Managing Directors of J.W. Childs Associates, L.P. Messrs. Rudy and Healy disclaim that they are the beneficial owners of any shares beneficially owned by J.W. Childs Equity Partners II, L.P. Each of the foregoing has a business address c/o J.W. Childs Equity Partners, One Federal Street, 21st Floor, Boston, MA 02110.

ITEM 13 - Certain Relationships and Related Transactions

     J.W.  Childs.   J.W.  Childs  owns   approximately   88%  of  RSA  Holdings
Corporation, which beneficially owns 100% of the Company's Common Stock. The President of J.W. Childs is Mr. John W. Childs, the Senior Managing Director is Mr. Steven G. Segal and the other Managing Directors are Messrs. John V. Bock, Jr., Glenn A. Hopkins, Jerry D. Horn, Timothy J. Healy, Raymond B. Rudy and Adam
L. Suttin. Messrs. Childs, Healy, Rudy and Suttin are directors of the Company. J.W. Childs assisted the Company in negotiating the Acquisition and arranging the financing therefor, and was paid a fee of $3.0 million and reimbursed for its expenses in connection therewith, which aggregated $0.2 million. From time to time in the future, J.W. Childs may receive customary investment banking fees for services rendered to the Company in connection with divestitures, acquisitions and certain other transactions. In addition, pursuant to a management agreement entered into with the Company, J.W. Childs will render management, consulting and financial services to the Company for an annual fee of $240,000. See "Directors and Executive Officers of the Registrant" and "Security Ownership of Certain Beneficial Owners and Management."

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a) (1), (2) and (3)--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 32.

(b)  Reports on Form 8-K filed in the fourth quarter of 2000.

     None

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this Report starting on page 73.

(d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this Report on page 72.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March 2001.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of the 28th day of March 2001.


        Signature                      Title
        ---------                      -----


/s/James D. Murphy             Director, President and
--------------------------       Chief Executive Officer
        James D. Murphy


/s/J. Andrew Bolt              Senior Vice President
--------------------------       Chief Financial Officer (Principal Financial
        J. Andrew Bolt           Officer and Principal Accounting Officer)

/s/Adam L. Suttin              Director, Vice President and Assistant Secretary
--------------------------
        Adam L. Suttin


/s/John W. Childs              Director
--------------------------
        John W. Childs


/s/Timothy J. Healy            Director
--------------------------
        Timothy J. Healy


/s/Raymond B. Rudy              Director, Non-Executive Chairman
--------------------------
        Raymond B. Rudy

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 29, 2000

                          AMERICAN SAFETY RAZOR COMPANY

                            CEDAR KNOLLS, NEW JERSEY

FORM 10-K--ITEM 14(a)(1) AND (2)

American Safety Razor Company

List of Financial Statements and Financial Statement Schedule

The following consolidated financial statements of American Safety Razor Company are included in Item 8:

        Consolidated Balance Sheets--December 29, 2000 and December 31, 1999

        Consolidated Statements of Operations--For the year ended December 29, 2000, for the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999, and for the year ended December 31, 1998 (Predecessor)

        Consolidated Statements of Comprehensive Income--For the year ended December 29, 2000, for the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999, and for the year ended December 31, 1998 (Predecessor)

        Consolidated Statements of Cash Flows--For the year ended December 29, 2000, for the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999, and for the year ended December 31, 1998 (Predecessor)

        Notes to Consolidated Financial Statements--December 29, 2000

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

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                         Company
                                                                                               ----------------------------
                                                                                               December 29,    December 31,
                                                                                                  2000           1999
                                                                                               ------------    ------------

Assets
Current assets:
    Cash and cash equivalents                                                                     $  2,142        $ 12,500
    Accounts receivable, less allowances of $3,415 in 2000, and $4,213 in 1999                      51,697          46,252
    Inventories                                                                                     61,628          54,404
    Deferred income taxes                                                                            5,394           6,814
    Prepaid expenses                                                                                   970           1,882
                                                                                                  --------        --------

Total current assets                                                                               121,831         121,852

Property and equipment, net                                                                         91,814          89,991

Intangible assets, net:
    Goodwill, trademarks, patents and licenses                                                     156,814         159,675
    Other                                                                                            5,292           6,826
                                                                                                  --------        --------
                                                                                                   162,106         166,501

Prepaid pension cost and other                                                                      13,835          24,527
                                                                                                  --------        --------
Total assets                                                                                      $389,586        $402,871
                                                                                                  ========        ========

Liabilities and stockholder's equity Current liabilities:
    Accounts payable                                                                              $ 15,217        $ 13,711
    Accrued expenses                                                                                12,281          13,607
    Payroll and related liabilities                                                                  4,673           6,045
    Accrued interest                                                                                 3,342           3,294
    Income taxes payable                                                                             2,931             185
    Current maturities of long-term obligations                                                     11,925          10,508
                                                                                                  --------        --------

Total current liabilities                                                                           50,369          47,350

Long-term obligations                                                                              179,098         175,108
Retiree health and insurance benefits                                                               26,916          26,025
Pension and other liabilities                                                                        1,188           1,308
Deferred income taxes                                                                               18,155          24,078
                                                                                                  --------        --------

Total liabilities                                                                                  275,726         273,869
                                                                                                  --------        --------

Contingent liabilities and commitments

Stockholder's equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        12,110,349 shares issued and outstanding in 2000 and 1999                                      121             121
    Additional paid-in capital                                                                     172,843         172,843
    Advances to RSA Holdings Corporation, net                                                      (52,061)        (42,714)
    Accumulated deficit                                                                             (6,466)         (1,258)
    Accumulated other comprehensive (loss) income                                                     (577)             10
                                                                                                  --------        --------
                                                                                                   113,860         129,002
Total liabilities and stockholder's equity                                                        $389,586        $402,871
                                                                                                  ========        ========

See accompanying notes.

                                       34

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                                                   Company                  Predecessor
                                                                           ----------------------   -----------------------
                                                                                         Period      Period
                                                                                          from        from
                                                                              Year      April 24,   January 1,      Year
                                                                              Ended      1999 to      1999 to       Ended
                                                                             December    December    April 23,     December
                                                                            29, 2000    31, 1999       1999       31, 1998
                                                                           ----------  ----------   ----------   ----------


Net sales                                                                   $318,813    $227,159      $87,591      $297,488
Cost of sales:
    Cost of sales                                                            212,112     146,488       58,520       201,978
    Purchase accounting adjustment to inventory                                    -       9,008            -             -
                                                                            --------    --------      -------      --------

Gross profit                                                                 106,701      71,663       29,071        95,510

Selling, general and administrative expenses                                  72,948      52,567       21,429        63,516
Amortization of intangible assets                                              4,569       3,178          835         2,543
Special charges                                                                    -           -            -         3,003
Transaction expenses                                                               -           -       11,440             -
Special termination benefits                                                  14,351           -            -             -
                                                                            --------    --------      -------      --------

Operating income (loss)                                                       14,833      15,918       (4,633)       26,448
Interest expense                                                              19,842      15,112        3,907        12,270
                                                                            --------    --------      -------      --------

(Loss) income before income taxes and extraordinary item                      (5,009)        806       (8,540)       14,178
Income taxes (benefit)                                                           199       1,453         (842)        4,076
                                                                            --------    --------      -------      --------

(Loss) income before extraordinary item                                       (5,208)       (647)      (7,698)       10,102
Extraordinary item, net of income tax benefit                                      -        (611)        (118)            -
                                                                            --------    --------      -------      --------
Net (loss) income                                                           $ (5,208)   $ (1,258)     $(7,816)     $ 10,102
                                                                            ========    ========      =======      ========

Basic earnings per share:
    (Loss) income before extraordinary item                                   $(0.43)     $(0.05)      $(0.64)        $0.83
    Extraordinary item                                                             -       (0.05)       (0.01)            -
                                                                              ------      ------       ------         -----
    Net (loss) income                                                         $(0.43)     $(0.10)      $(0.65)        $0.83
                                                                              ======      ======       ======         =====

    Weighted average number of shares outstanding                             12,110      12,110       12,110        12,107
                                                                              ======      ======       ======        ======

Diluted earnings per share:
    (Loss) income before extraordinary item                                   $(0.43)     $(0.05)      $(0.64)        $0.83
    Extraordinary item                                                             -       (0.05)       (0.01)            -
                                                                              ------      ------       ------         -----
    Net (loss) income                                                         $(0.43)     $(0.10)      $(0.65)        $0.83
                                                                              ======      ======       ======         =====

    Weighted average number of shares outstanding                             12,110      12,110       12,198        12,223
                                                                              ======      ======       ======        ======





See accompanying notes.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

                                                                                  Company                   Predecessor
                                                                           ------------------------ -----------------------
                                                                                         Period      Period
                                                                                          from        from
                                                                              Year      April 24,   January 1,      Year
                                                                              Ended      1999 to      1999 to       Ended
                                                                             December    December    April 23,     December
                                                                            29, 2000    31, 1999       1999       31, 1998
                                                                           ----------  ----------   ----------   ----------


Net (loss) income                                                            $(5,208)    $(1,258)     $(7,816)     $10,102
Other comprehensive (loss) income:
    Foreign currency translation adjustments                                    (587)         10         (116)         (91)
                                                                             -------     -------      -------      -------
Comprehensive (loss) income                                                  $(5,795)    $(1,248)     $(7,932)     $10,011
                                                                             =======     =======      =======      =======



See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                  Company                   Predecessor
                                                                           ------------------------ -----------------------
                                                                                         Period      Period
                                                                                          from        from
                                                                              Year      April 24,   January 1,      Year
                                                                              Ended      1999 to      1999 to       Ended
                                                                             December    December    April 23,     December
                                                                            29, 2000    31, 1999       1999       31, 1998
                                                                           ----------  ----------   ----------   ----------


Operating activities
Net (loss) income                                                            $(5,208)    $(1,258)     $(7,816)     $10,102
Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
        Extraordinary item                                                         -         611          118            -
        Special termination benefits                                          14,351           -            -            -
        Depreciation                                                          13,577       8,319        3,270        9,634
        Amortization                                                           4,569       3,178          835        2,543
        Interest and financing costs                                           1,468       3,264          180          553
        Deferred income taxes                                                 (4,503)     (1,980)         232         (381)
        Retiree health and insurance benefits                                    831         926          224          836
        Pension and other                                                     (4,306)     (2,062)        (943)      (2,126)
        Changes in operating assets and liabilities
        net of effects of acquisitions:
            Accounts receivable                                               (5,445)     (9,464)       7,710        1,186
            Inventories                                                       (7,224)     15,111       (7,748)      (2,186)
            Income taxes receivable                                                -       3,667       (2,252)         (93)
            Prepaid expenses                                                     912          84          205         (927)
            Accounts payable                                                   1,506      (2,153)       1,723       (1,671)
            Accrued and other expenses                                        (3,900)        835       (1,072)      (1,328)
            Income taxes payable                                               2,746         185            -       (3,601)
                                                                             -------     -------      -------      -------

Net cash provided by (used in) operating activities                            9,374      19,263       (5,334)      12,541
                                                                             -------     -------      -------      -------

Investing activities
Capital expenditures                                                         (15,400)     (8,430)      (3,638)     (11,375)
Acquisitions, net of cash acquired                                                 -           -            -         (571)
Other, net                                                                      (237)        (29)          49         (663)
                                                                             -------     -------      -------      -------

Net cash used in investing activities                                        (15,637)     (8,459)      (3,589)     (12,609)
                                                                             -------     -------      -------      -------

Financing activities
Repayment of long-term obligations                                           (34,017)    (32,906)     (21,909)      (1,397)
Proceeds from borrowings                                                      39,349      51,294       61,400        3,380
Deferred loan fees                                                               (80)       (395)      (7,606)           -
Proceeds from exercise of stock options                                            -            -           2          104
Advances to RSA Holdings Corporation, net                                     (9,347)    (18,559)     (24,155)           -
                                                                             -------     -------      -------      -------

Net cash (used in) provided from financing activities                         (4,095)       (566)       7,732        2,087
                                                                             -------     -------      -------      -------

Net (decrease) increase in cash and cash equivalents                         (10,358)     10,238       (1,191)       2,019
Cash and cash equivalents, beginning of period                                12,500       2,262        3,453        1,434
                                                                             -------     -------      -------      -------
Cash and cash equivalents, end of period                                     $ 2,142     $12,500      $ 2,262      $ 3,453
                                                                             =======     =======      =======      =======

See accompanying notes.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. MERGER

Effective April 23, 1999, RSA Acquisition Corporation, an affiliate of J.W. Childs Equity Partners II, L.P. ("J.W. Childs"), completed its $14.20 per share cash tender offer for all outstanding shares of American Safety Razor Company (the "Predecessor") in accordance with a February 12, 1999 merger agreement, as amended on April 8, 1999, (the "Acquisition") upon the terms and subject to the conditions set forth in the offer to purchase (the "Stock Tender Offer"). Following completion of the Stock Tender Offer, there remained approximately 266,601 American Safety Razor Company shares outstanding. On July 1, 1999, RSA Acquisition Corporation and American Safety Razor Company completed a merger transaction (the "Merger") pursuant to which RSA Acquisition Corporation acquired the remaining shares of the Predecessor for $14.20 per share. The aggregate purchase price, including transaction costs of $1.0 million, paid for the common stock purchased in the Stock Tender Offer was approximately $173.0 million.

Following the Merger, American Safety Razor Company and its subsidiaries (the "Company") became the surviving corporation and is a direct, wholly-owned subsidiary of RSA Holdings Corporation, which is wholly-owned by J.W. Childs, its affiliates and Company management.

Subsequent to the Acquisition and pursuant to the terms of its Indenture, the Company made an offer to purchase all of its $100 million 9 7/8% Series B Senior Notes due August 1, 2005 (the "Senior Notes"). In response thereto in June 1999, $30.7 million of the Senior Notes were validly tendered and retired by the Company.

The Company has accounted for the Acquisition as a purchase. The allocation of the purchase price resulted in purchase adjustments being applied to the assets acquired and liabilities assumed. The total purchase price of approximately $172,964,000 was allocated to the acquired assets and assumed liabilities based on their respective fair values at April 23, 1999 as follows:

         Working capital                                 $ 76,555,000
         Property, plant and equipment                     89,880,000
         Intangible assets, including goodwill            173,496,000
         Prepaid pension and other assets                  46,827,000
         Long-term debt                                  (163,685,000)
         Other liabilities                                (50,109,000)
                                                         ------------
                                                         $172,964,000
                                                         ============


As a result of the Acquisition and new basis of accounting, the Company's financial statements for the year ended December 29, 2000, and for the period from April 24, 1999 to December 31, 1999 are not comparable to the Predecessor's financial statements for the period from January 1, 1999 to April 23, 1999 and for the year ended December 31, 1998. As a result of the application of purchase accounting the Company's depreciation expense and amortization of intangible assets increased and the Company adjusted the carrying value of acquired inventories to reflect their estimated fair market value, which adjustment of $9,008,000 increased cost of sales in the April 24, 1999 to December 31, 1999 reporting period. In addition, certain fees and expenses incurred relating to the above transactions aggregating $11,440,000 were expensed and are included in the Predecessor's consolidated statement of operations in the caption "Transaction expenses".

The primary components of the 1999 Transaction expenses are (i) amounts paid to redeem all of the outstanding options to purchase common stock of the Predecessor, (ii) costs incurred by or on behalf of the Predecessor in connection with the Acquisition, including legal and other advisory fees, and
(iii) costs incurred by or on behalf of the Predecessor related to payments made to certain employees of the Predecessor in connection with the change of control.


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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Effective January 1, 2000, the Company changed its calendar year ending December 31 to a 52-53 week fiscal year ending on the Friday closest to December 31. The change in fiscal year did not have a material effect on the Company's financial position, results of operations or cash flows for the year ended December 29, 2000.

Principles of Consolidation
The consolidated financial statements include the accounts of American Safety Razor Company and its subsidiaries, all of which are wholly owned. The consolidated financial statements also include the accounts of Wolco Holland B.V. ("Wolco") since its acquisition date on September 18, 1998 (See Note 13). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
Sales and related cost of sales (including shipping costs) are recognized upon shipment of products or delivery of products to customers based upon shipping terms and passage of title of products to customers.

Inventories
Inventories are stated at the lower of cost or market. In connection with the Acquisition, in 1999 the Company's new owners adopted the first-in, first-out ("FIFO") method of valuation of inventories for financial reporting purposes. Cost for approximately 59 percent of inventories for 1998 were determined by the Predecessor using the last-in, first-out ("LIFO") method. Cost for 1998 of the remaining inventories, operating supplies and inventories of foreign and certain domestic subsidiaries, were determined by the FIFO method.

Long-Lived Assets
Property and equipment are stated on the basis of cost. Expenditures for renewals and betterments are capitalized, and expenditures for repairs and maintenance are expensed as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which are as follows:

                 Land improvements                          4-20 years
                 Buildings and improvements                10-40 years
                 Machinery and equipment                    2-15 years

Intangible assets are stated on the basis of cost. Goodwill and trademarks are being amortized on a straight-line basis over a forty-year period. Patents are being amortized on a straight-line basis over a fifteen-year period. Licenses are being amortized on a straight-line basis over the weighted average life of the patents of fourteen years. The Company periodically reviews its long-lived assets to assess recoverability or impairment based on expectations of undiscounted cash flows and the assets' carrying amount. Any impairment in carrying value would be recognized in operating results if a permanent decline in value were to occur. Noncompete agreements are being amortized using the straight-line method over the terms of the related agreements. Deferred loan costs are being amortized using the effective interest method over the term of the related long-term obligations.

Advertising Expenses
Advertising costs are expensed when incurred and approximated $1,028,000 in 2000, $997,000 for the period from April 24, 1999 to December 31, 1999, $259,000 for the period from January 1, 1999 to April 23, 1999 and $912,000 in 1998.

Foreign Currency Translation
The accounts of the Company's foreign subsidiaries are generally measured using local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translations are excluded from net earnings and accumulated as a separate component of accumulated other comprehensive income or loss. The Company does not provide income taxes on such gains and losses because the earnings of foreign subsidiaries are permanently invested. Gains and losses from foreign currency transactions are included in earnings and currency losses approximated $1,364,000 in 2000, $1,160,000 for the period from

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


April 24, 1999 to December 31, 1999, $129,000 for the period from January 1, 1999 to April 23, 1999 and $778,000 for the year ended December 31, 1998. The effect of exchange rate changes on cash is not material.

Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt obligations, foreign currency options and interest rate cap and swap agreements. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. Fair value of debt obligations is based on quoted market prices for the same or similar issues or discounted cash flows. Fair value of foreign currency options are based on quoted market prices. Fair value of interest rate cap and swap agreements are based on dealer quotes, considering current interest rates.

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

Earnings Per Share
Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of options, warrants and convertible securities. The difference between the weighted average number of shares outstanding for computing basic earnings per share and diluted earnings per share is related to the Predecessor's employee stock options outstanding which were assumed to be converted for the diluted earnings per share calculation when the average market price of the Predecessor's common stock for the period exceeded the exercise price of the employee stock options which were outstanding.

Statement of Cash Flows
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. The Company paid income taxes of $1,735,000 in 2000, $582,000 for the period from April 24, 1999 to December 31, 1999 and the Predecessor paid income taxes of $806,000 for the period from January 1, 1999 to April 23, 1999 and $9,994,000 in 1998. The Company paid interest of $18,618,000 in 2000, $11,174,000 for the period from April 24, 1999 to December 31, 1999 and the Predecessor paid interest of $5,564,000 for the period from January 1, 1999 to April 23, 1999 and $11,802,000 in 1998.

Supplemental non-cash investing and financing activities related to the 1998 Wolco acquisition consist of (in thousands):

      Fair value of assets acquired, net of cash           $2,626
      Liabilities assumed                                    (877)
      Seller financing                                     (1,178)
                                                           ------
      Cash paid                                            $ (571)
                                                           ======

Liabilities assumed include acquired debt of $506,000.

Stock Options
The Predecessor followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Predecessor's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. The Predecessor provides additional pro forma disclosures of the fair-value based method in accordance with Statement of Financial

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounting  Standards No. 123,  "Accounting for Stock-Based  Compensation"  (See
Note 10).

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

New Accounting Standards
In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments. This new standard, as amended by FAS 137 and FAS 138, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company was required to adopt FAS 133 on December 30, 2000. The Company's use of derivative instruments is limited to interest rate cap and swap agreements and foreign currency options. The implementation of this new standard did not have a material effect on the Company's results of operations or financial position.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance relating to revenue recognition. The Company adopted SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, in the fourth quarter of 2000 and concluded that its revenue recognition policies were in compliance with SAB No. 101.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. The Company has historically followed the practice of recording the cost of discounts, coupons and rebates as a selling expense. The Company is required to adopt EITF No. 00-14 in the second quarter of 2001. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company is required to adopt the consensus in the first quarter of 2001. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. INVENTORIES

     Inventories consisted of:
                                                               Company
                                                      ------------------------
                                                       December       December
                                                      29, 2000       31, 1999
                                                      ---------      ---------
                                                           (In thousands)

     Raw materials                                      $29,240        $27,928
     Work in process                                      5,110          4,521
     Finished goods                                      22,810         18,098
     Operating supplies                                   4,468          3,857
                                                        -------        -------
                                                        $61,628        $54,404
                                                        =======        =======

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of:
                                                               Company
                                                      ------------------------
                                                       December       December
                                                      29, 2000       31, 1999
                                                      ---------      ---------
                                                           (In thousands)

     Land and land improvements                        $ 3,975        $ 3,928
     Buildings and improvements                          7,319          7,107
     Machinery and equipment                            92,556         82,728
     Construction in progress                            9,888          4,635
                                                       -------        -------
                                                       113,738         98,398
     Less accumulated depreciation                     (21,924)        (8,407)
                                                       -------        -------
                                                       $91,814        $89,991
                                                       =======        =======


5. INTANGIBLE ASSETS

     Intangible assets consisted of:
                                                               Company
                                                      ------------------------
                                                       December       December
                                                      29, 2000       31, 1999
                                                      ----------     ---------
                                                           (In thousands)

     Goodwill                                         $149,414       $149,414
     Trademarks                                          6,624          6,624
     Patents and licenses                                8,057          6,570
     Noncompete agreements                                 689            689
     Deferred loan costs and other                       9,648          9,568
                                                      --------       --------
                                                       174,432        172,865
     Less accumulated amortization                     (12,326)        (6,364)
                                                      --------       --------
                                                      $162,106       $166,501
                                                      ========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                                                            Company
                                                                                                   -------------------------
                                                                                                   December       December
                                                                                                   29, 2000       31, 1999
                                                                                                   ---------      ---------
                                                                                                        (In thousands)

     Term loans, due January 2005                                                                   $104,875       $112,500

     Revolving loans, due January 2005                                                                15,900              -

     9 7/8% Series B Senior Notes, due August 2005                                                    69,300         69,300

     9% subordinated note                                                                                  -          1,250

     Other:
       3% Virginia Small Business Financing Authority Note, due March 30, 2002                           779          1,118
       Other obligations                                                                                 169          1,448
                                                                                                    --------       --------
                                                                                                     191,023        185,616
     Less current maturities                                                                          11,925         10,508
                                                                                                    --------       --------
                                                                                                    $179,098       $175,108
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

In connection with the purchase of the Senior Notes in June 1999, the Company paid a premium over par and wrote-off deferred financing costs in the aggregate gross amount of $969,000. These expenses, net of the related tax benefit of $358,000, are reflected in the Company's consolidated statement of operations in the caption "Extraordinary item" for the period from April 24, 1999 to December 31, 1999.

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

Effective July 5, 1999, the Company permanently reduced the amount available for future borrowings under its Term Loan Facility by $52.5 million to $112.5 million which represented the amount of borrowings outstanding under the Term Loan Facility at December 31, 1999. In connection with the reduction in the Term Loan Facility, the Company wrote off deferred financing costs in the aggregate amount of $2,103,000. These expenses are reflected in the Company's consolidated statement of operations in the caption, "Interest expense" for the period from April 24, 1999 to December 31, 1999.

The Term Loan Facility expires on January 31, 2005 and principal payments under this facility began on January 31, 2000 and continue quarterly until the expiration date. Principal payments are based on a percentage of principal balance outstanding on the respective payment date as defined in the Credit Agreement. The revolving credit facility also expires on January 31, 2005 and borrowings under this facility are required to be repaid by the expiration date. Interest is based on the bank's prime rate or the London Interbank Offered Rate plus a margin as defined in the Credit Agreement. The weighted-average interest rate on the Company's outstanding revolving

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


loans was approximately 9.7% at December 29, 2000. The weighted-average interest rate on the Company's outstanding Term Loans was approximately 9.8% at December 29, 2000. The weighted-average interest rate incurred with respect to all debt obligations was approximately 9.8% for the year ended December 29, 2000, and 9.5% for the period from April 24, 1999 to December 31, 1999 and 9.3% for the period from January 1, 1999 to April 23, 1999.

The Senior Notes require semi-annual interest payments on August 1 and February 1 of each year and a principal payment of $69,300,000 on August 1, 2005. The 9 7/8% Series B Senior Notes are guaranteed by certain domestic subsidiaries of the Company.

The 9% subordinated note was issued in connection with an acquisition and was paid on June 10, 2000.

The Virginia Small Business Financing Authority note requires semi-annual payments of $185,000 through September 2001 with a final payment of $435,000 due March 2002. Other obligations include debt obligations of several of the Company's subsidiaries.

Maturities of long-term obligations subsequent to December 29, 2000, approximate $11,925,000 in 2001, $14,609,000 in 2002, $15,147,000 in 2003, $15,334,000 in
2004, and $134,008,000 in 2005.

The Company's accounts receivable, inventories and property and equipment are pledged as collateral for the Virginia Small Business Financing Authority note and accounts receivable and inventories are pledged as collateral under the Credit Agreement. The Credit Agreement limits the ability of the Company, among other limitations, to incur certain additional indebtedness, places certain restrictions on the payment of dividends and limits the amount of annual capital expenditures. The Credit Agreement also contains certain financial covenants which require the Company, among other requirements, to meet certain financial ratios relating to leverage, fixed charges and interest coverage (see Note 15 relating to the amendment of the Credit Agreement). The indenture related to the 9 7/8% Series B Senior Notes limits the ability of the Company, among other limitations, to pay dividends, make certain other restricted payments or incur certain additional indebtedness unless it meets a cash flow coverage ratio, as defined. In addition, the Company may be required to offer to purchase Senior Notes equal to 100% of the principal amount thereof, with the proceeds of certain asset sales, as defined.

In October 1999, the Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank. The interest rate cap agreement covers $28,125,000 of variable rate debt, has an interest rate cap of 6.5% over a 3 month LIBOR period and expires in October 2001. The interest rate swap agreement also covers $28,125,000 of variable rate debt and expires in October 2001. Under the terms of this agreement, the interest rate is fixed at 5.98% over a 3 month LIBOR period as long as the 3 month LIBOR remains below 6.5%. If the 3 month LIBOR is greater than or equal to 6.5%, but less than or equal to 7.00% then no payment is required by the Company or the bank. If the 3 month LIBOR is greater than 7.00%, the swap becomes a cap at an interest rate of 7.00%. Under these agreements the Company reduced its interest expense in 2000 by an immaterial amount.


7. FINANCIAL INSTRUMENTS

At December 29, 2000 and December 31, 1999, the carrying value of the Company's financial instruments, excluding foreign currency options and interest rate cap and swap agreements, approximate their fair values except for the 9 7/8% Series B Senior Notes which had a fair value of approximately $67,568,000 at December 29, 2000 and $67,221,000 at December 31, 1999.

At December 29, 2000 and December 31, 1999, there were no foreign exchange forward contracts outstanding. At December 29, 2000, the Company held foreign currency options with a notional amount of 9,000,000 Euros, which expire in monthly amounts through June 2001. At December 29, 2000, the carrying value of these contracts was a $302,000 liability which approximated their fair value.

At December 29, 2000, the Company had $56,250,000 of variable rate debt covered by interest rate cap and swap agreements. At December 29, 2000, the fair value of these agreements was not significant.


8. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company and certain subsidiaries have defined benefit pension plans covering substantially all employees. Benefits are generally based on employee years of service and compensation. The Company's funding policy is to contribute such amounts as are necessary

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to provide assets sufficient to meet the benefits to be paid to plan members.

The Company also sponsors several defined benefit postretirement medical and life insurance plans providing benefits to certain employees who have worked a minimum of five years and attained age 55 while in service with the Company. The Company requires salaried employees retiring after April 1, 1993, to have 20 years of service after age 40 to receive full benefits and has implemented maximum payment limits for certain of its hourly employees. Salaried employees hired after May 1, 1991, are not eligible to participate in these postretirement benefit plans. The plans are contributory, with retiree contributions adjusted annually, and contain other cost- sharing features such as deductibles and coinsurance. The Company's policy is to fund the costs of these medical and life insurance benefit plans as they become due.

In the third quarter of 2000, the Company's Board of Directors approved an early retirement program which covered certain hourly employees at its Verona, Virginia plant. Employees' eligibility for the early retirement program was based on age and years of service. Participants were provided enhanced retirement benefits including additional years of credited service, a social security bridge and certain postretirement benefits.

The early retirement program was offered to eligible employees between November 1, 2000 and December 15, 2000. The offer was accepted by a majority of eligible employees. The special termination benefits and related curtailment loss related to the early retirement program approximated $14,351,000 which were expensed in the fourth quarter of 2000 and are included in the consolidated statement of operations in the caption, "Special termination benefits".

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following tables reconcile the changes in benefit obligations and plan assets in 2000 and 1999, and reconcile the funded status to prepaid or accrued cost at December 29, 2000 and December 31, 1999:


                                                                                                         Other Post-
                                                                          Pension Benefits           Retirement Benefits
                                                                     ----------------------        -----------------------
                                                                       2000         1999             2000          1999
                                                                     --------      --------        --------       --------
                                                                                         (In thousands)

Change in benefit obligation:
     Benefit obligation, beginning of year                           $ 95,576      $102,679        $ 23,714       $ 24,294
     Service cost                                                       2,209         2,550             510            560
     Interest cost                                                      7,357         6,995           1,950          1,732
     Employee contributions                                                 -             -              70             73
     Effect of discount rate change                                     2,863       (11,412)            567         (1,387)
     Effect of mortality assumption change                              6,299             -               -              -
     Curtailments                                                      (1,669)            -             739              -
     Special termination benefits                                      14,291             -            (282)             -
     Plan amendments related to changes in benefits                         -         1,035            (302)           149
     Effect of health care cost trend rate change                           -             -               -            143
     Actuarial (gain) loss                                                501          (275)            830           (682)
     Benefits paid                                                     (6,938)       (5,996)         (1,590)        (1,168)
                                                                     --------      --------        --------       --------
     Benefit obligation, end of year                                 $120,489      $ 95,576        $ 26,206       $ 23,714
                                                                     ========      ========        ========       ========
Change in plan assets:
     Plan assets at fair value, beginning of year                    $123,923      $122,222        $      -       $      -
     Actual return on plan assets                                       8,950         7,575               -              -
     Employer contributions                                               163           122           1,520          1,095
     Employee contributions                                                 -             -              70             73
     Benefits paid                                                     (6,938)       (5,996)         (1,590)        (1,168)
                                                                     --------      --------        --------       --------
     Plan assets at fair value, end of year                          $126,098      $123,923        $      -       $      -
                                                                     ========      ========        ========       ========
Reconciliation of prepaid (accrued) cost:
     Funded status of the plans                                      $  5,609      $ 28,347        $(26,206)      $(23,714)
     Unrecognized prior service cost                                      839           967            (136)           141
     Unrecognized net (gain) loss                                       6,813        (5,527)           (574)        (2,452)
                                                                     --------      --------        --------       --------
     Prepaid (accrued) cost, end of year                             $ 13,261      $ 23,787        $(26,916)      $(26,025)
                                                                     ========      ========        ========       ========

The benefit obligation, plan assets at fair value and prepaid cost (accrued cost in 1999) for the pension plans with the benefit obligation in excess of plan assets were $67,130,000, $65,943,000 and $995,000, respectively, as of December 29, 2000, and $1,049,000, $893,000 and $221,000, respectively, as of December
31, 1999.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Assumptions used for financial reporting purposes to compute benefit obligations and net benefit income or cost, and the components of net periodic benefit income or cost, are as follows (in thousands, except percentages):

                                                                                                                Other Post-
                                                                          Pension Benefits                   Retirement Benefits
                                                                 ------------------------------        ---------------------------
                                                                     Company        Predecessor           Company      Predecessor
                                                                 -----------------  ----------         --------------   ----------
                                                                  2000       1999      1998            2000     1999       1998
                                                                 ------     ------  ------------       ------   ------  ----------

Weighted-average assumptions for benefit obligations:
     Discount rate                                                7.75%      8.00%        7.00%        7.75%    8.00%      7.00%
     Rate of compensation increases                               4.00%      4.00%        4.00%        4.00%    4.00%      4.00%
     Expected return on plan assets                              11.00%     11.00%       11.00%          n/a      n/a        n/a

Weighted-average assumptions for net benefit income or cost:
     Discount rate                                                8.00%      7.00%        7.25%        8.00%    7.00%      7.25%
     Rate of compensation increases                               4.00%      4.00%        5.00%        4.00%    4.00%      5.00%
     Expected return on plan assets                              11.00%     11.00%       11.00%          n/a      n/a        n/a
Rate of increase in per capita cost
  of covered health care benefits                                   n/a        n/a          n/a        6.50%    7.00%      7.50%


                                                                                          Pension Benefits
                                                                           -------------------------------------------------
                                                                                  Company                   Predecessor
                                                                           ------------------------ ------------------------
                                                                                         Period      Period
                                                                                          from        from
                                                                              Year      April 24,   January 1,      Year
                                                                              Ended      1999 to      1999 to       Ended
                                                                             December    December    April 23,     December
                                                                            29, 2000    31, 1999       1999       31, 1998
                                                                           ----------  ----------   ----------   ----------


Components of net periodic benefit income (cost):
    Service cost                                                             $(2,209)    $(1,744)     $  (806)     $(2,585)
    Interest cost                                                             (7,357)     (4,624)      (2,371)      (6,794)
    Expected return on plan assets                                            13,351       8,380        4,032       11,383
    Special termination benefits                                             (14,291)          -            -            -
    Net amortization and deferral                                               (118)        (68)          (8)         (94)
                                                                            --------     -------      -------      -------
Net periodic benefit (cost) income                                          $(10,624)    $ 1,944      $   847      $ 1,910
                                                                            ========     =======      =======      =======




                                                                                      Other Post-Retirement Benefits
                                                                           ------------------------------------------------
                                                                                  Company                 Predecessor
                                                                           ----------------------   -----------------------
                                                                                         Period      Period
                                                                                          from        from
                                                                              Year      April 24,   January 1,      Year
                                                                              Ended      1999 to      1999 to       Ended
                                                                             December    December    April 23,     December
                                                                            29, 2000    31, 1999       1999       31, 1998
                                                                           ----------  ----------   ----------   ----------


 Components of net periodic benefit income (cost):
   Service cost                                                             $  (510)    $  (374)       $(186)     $  (548)
    Interest cost                                                             (1,950)     (1,157)        (575)      (1,714)
    Special termination benefits                                                 282           -            -            -
    Curtailment loss                                                            (342)          -            -            -
    Net amortization and deferral                                                  3        (141)         188          419
                                                                             -------     -------        -----      -------
Net periodic benefit cost                                                    $(2,517)    $(1,672)       $(573)     $(1,843)
                                                                             =======     =======        =====      =======


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

The rates for the per capita cost of covered health care benefits were assumed to decrease gradually to 5.50% in year 2003, and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase in the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 29, 2000, by $918,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by $118,000.

The net pension asset is comprised of a prepaid pension asset of $13,347,000 in 2000 and $24,007,000 in 1999 and an accrued pension liability of $86,000 in 2000 and $220,000 in 1999. As a result of the application of purchase accounting in 1999, the Company increased its prepaid pension asset by $15,904,000 and increased its pension liability by $220,000 to reflect their fair market value at the Acquisition date. In addition in 1999, the liability for other postretirement benefits was increased by $1,073,000 to reflect fair market value at the Acquisition date. Amortization of unrecognized prior service cost is based on the expected future service of active employees expected to receive benefits. The plan assets are primarily invested in listed common stocks, bonds, cash equivalents, and U.S. government debt securities.

The Company and certain subsidiaries sponsor defined contribution benefit plans for substantially all U.S. employees. The plans permit employees to contribute up to 15% of their salary to the plan. The Company also makes contributions to certain of the plans which approximated $246,000 in 2000, $109,000 for the period from April 24, 1999 to December 31, 1999, $51,000 for the period from January 1, 1999 to April 23, 1999, and $136,000 in 1998.


9. TAXES ON INCOME

The provision for taxes on income is comprised of the following:

                                                      Company                Predecessor
                                               ----------------------  --------------------------
                                                            Period      Period
                                                             from        from
                                                 Year      April 24,   January 1,      Year
                                                 Ended      1999 to      1999 to       Ended
                                                December    December    April 23,     December
                                               29, 2000    31, 1999       1999       31, 1998
                                               ---------  ----------   ----------   ----------
                                                                (In thousands)

    Current:
     Federal                                    $2,490      $1,065       $ (850)      $4,541
      State and local                              457         611         (262)         319
      Foreign                                    1,755       1,757           38         (403)
                                                 -----       -----       ------        -----
    Total current                                4,702       3,433       (1,074)       4,457
                                                 -----       -----       ------        -----

    Deferred:
      Federal                                   (4,201)     (1,718)         207         (557)
      State and local                             (468)       (195)          31          (34)
      Foreign                                      166         (67)          (6)         210
                                                ------      ------       ------       ------
    Total deferred                              (4,503)     (1,980)         232         (381)
                                                ------      ------       ------       ------
    Total provision for income taxes            $  199      $1,453       $ (842)      $4,076
                                                ======      ======       ======       ======

The Company is included in its parent company's consolidated federal income tax return and has calculated its federal tax provision on a separate return basis. The Company's state tax provision for 2000 and for the period from April 24, 1999 to December 31, 1999 reflects the state tax benefit of the unconsolidated parent company. This benefit is approximately $100,000 in 2000 and $230,000 for the period from April 24, 1999 to December 31, 1999.

The  Company  has  not  provided  taxes  of  approximately   $1,428,000  on  the
undistributed pre-tax earnings of $19,336,000 of foreign

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


subsidiaries as it is the intent of the Company to support these subsidiaries with such earnings. Income before income taxes attributable to foreign operations for 2000, for the period from April 24, 1999 to December 31, 1999, for the period from January 1, 1999 to April 23, 1999, and for 1998 was approximately $5,207,000, $5,474,000, $516,000, and $265,000, respectively.


The Company's effective income tax rate varies from the United States statutory rate as follows:

                                                                                  Company                 Predecessor
                                                                           ----------------------   -----------------------
                                                                                         Period      Period
                                                                                          from        from
                                                                              Year      April 24,   January 1,      Year
                                                                              Ended      1999 to      1999 to       Ended
                                                                             December    December    April 23,     December
                                                                            29, 2000    31, 1999       1999       31, 1998
                                                                           ----------  ----------   ----------   ----------


    United States rate                                                        (35)%         35%        (35)%          35%
    Foreign taxes in excess of (less than) U.S. rate                           16           12          (2)           (2)
    State income taxes, net of federal tax benefit                             (1)          26          (2)            2
    Goodwill amortization                                                      26          109           3             5
    Transaction expenses                                                        -            -          26             -
    Tax liability adjustments                                                   -            -           -           (11)
    Other--net                                                                 (2)          (2)          -             -
                                                                               --         ----         ---           ---
    Effective income tax rate                                                  4%          180%        (10)%          29%
                                                                               =           ===         ====           ==

At December  29, 2000 and  December  31,  1999,  the  Company had  deferred  tax liabilities and assets which have been netted by tax jurisdiction for presentation purposes. Included in the deferred tax liabilities-other are the Company's estimated tax liabilities relating to tax issues. The significant components of these amounts at December 29, 2000 and December 31, 1999 are as follows:

                                                            Company
                                                    ------------------------
                                                    December       December
                                                    29, 2000       31, 1999
                                                    ---------      ---------
                                                         (In thousands)

Deferred tax liabilities:
Property and equipment                                $14,254        $15,837
Employee benefits                                       5,520          9,437
Goodwill, trademarks and patents                        4,722          4,888
Inventories                                               283              -
Other                                                   4,250          4,084
                                                      --------       -------
Total deferred tax liabilities                         29,029         34,246

Deferred tax assets:
Employee benefits                                      12,177         11,441
Selling and promotion costs                             1,868          1,537
Inventories                                             1,610          1,947
Interest                                                   28          1,442
Other                                                     585            615
                                                      -------        -------
Total deferred tax assets                              16,268         16,982
                                                      -------        -------
Net deferred tax liabilities                          $12,761        $17,264
                                                      =======        =======

As a result of the application of purchase accounting in 1999, the Company decreased its deferred tax assets by $1,043,000 and increased its deferred tax liabilities by $16,467,000 to reflect the differences between financial statement amounts and tax bases of assets and liabilities.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The deferred tax liabilities and assets are disclosed in the consolidated balance sheets at December 29, 2000 and December 31, 1999 as follows:

                                                              Company
                                                      -----------------------
                                                      December       December
                                                      29, 2000       31, 1999
                                                      --------     ----------
                                                           (In thousands)


Noncurrent deferred income tax liabilities            $18,155        $24,078
Current deferred income tax assets                      5,394          6,814
                                                      -------       --------
Net deferred tax liabilities                          $12,761        $17,264
                                                      =======        =======

During 1998, the Predecessor recognized a $1,546,000 reduction in its provision for income taxes as a result of settling prior years' IRS examination issues. The settlement of these issues did not have a materially adverse impact on the 1998 consolidated financial position or results of operations of the Predecessor.


10. STOCKHOLDER'S EQUITY

In June 2000, RSA Holdings Corporation, the Company's parent, adopted a stock incentive plan, whereby stock options may be granted to directors, officers and other key employees of RSA Holdings Corporation and its subsidiaries to purchase a specified number of shares of common stock for a term not to exceed 10 years. The plan provides for the granting of options to purchase up to 110,000 shares of common stock of RSA Holdings Corporation. Grants of options to be issued to directors, officers and other key employees vest and become exercisable upon the attainment of certain performance goals at the end of certain performance periods, as defined in the plan or after nine years. At December 29, 2000, there were 93,700 stock options outstanding under the RSA Holdings Corporation stock plan.

In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25, "Accounting for Stock Issued to Employees", the Company has accounted for the provisions of the RSA Holdings Corporation stock plan in its consolidated financial statements. Accordingly, because the exercise price of the stock options equaled the fair market value of the underlying stock on the measurement date, no compensation expense was recognized.

The Predecessor had an incentive stock option plan whereby incentive stock options were granted to directors, officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant and for a term not to exceed 10 years. The plan provided for the granting of options to purchase up to 750,000 shares of common stock. Grants of options for 10,000 shares of common stock for each of two new directors issued in June 1993 became exercisable in five equal installments commencing one year from the date of grant. Grants of options issued to key management employees became 40% exercisable two years following the date of grant and the remainder were exercisable over the following three years in equal annual installments. The plan also provided for the granting of stock appreciation rights ("SARs") to officers and key employees with terms of ten years. The terms of the SARs are determined at the time of grant. Upon exercise, holders of SARs are paid, at the option of the Predecessor, cash or common stock in an amount equal to the appreciation in market value of such stock between the grant date and the exercise date.

In connection with the Acquisition, the Predecessor redeemed all of its outstanding options to purchase common stock at an aggregate purchase price of $1,162,000. The Company does not have an incentive stock option plan.

Pro forma information regarding net income and earnings per share is required by FAS Statement No. 123, "Accounting for Stock- Based Compensation," and has been determined as if the Predecessor had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. Significant weighted-average assumptions used in the model for valuing stock options granted during 1997 and 1996 are as follows:

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Predecessor's pro forma information follows (in thousands, except for earnings per share data):

                                 Period from          Year Ended
                                January 1, 1999        December
                              to April 23, 1999        31, 1998
                              -----------------       ----------
Net (loss) income
      As reported                      $(7,816)          $10,102
      Pro forma                         (7,974)            9,600

Earnings per share
      As reported
        Basic                           $(0.65)            $0.83
        Diluted                          (0.65)             0.83
      Pro forma
        Basic                            (0.66)             0.79
        Diluted                          (0.66)             0.79

Stock options granted during 1997 (net of forfeitures) aggregated 120,500 shares and the weighted-average estimated fair value at the date of grant was $7.47 per share. There were no stock options granted by the Predecessor during 1999 or 1998.

Stock option plan activity of the Predecessor is summarized below:

                                                              Exercise Price Per Share
                                                           -----------------------------
                                              Number of                         Weighted
                                              Shares           Range             Average
                                              --------      ------------         -------

Outstanding at December 31, 1997               482,200      $8.63-$15.38          $11.03
Exercised in 1998                              (12,000)             8.63            8.63
Cancelled in 1998                               (5,500)       8.63-15.38           10.93
                                              --------      ------------          ------
Outstanding at December 31, 1998               464,700        8.63-15.38           11.09
Exercised - March 19, 1999                        (300)             8.63            8.63
Redeemed - April 23, 1999                     (457,600)       8.63-11.00           11.04
Cancelled - April 23, 1999                      (6,800)       8.63-15.38           15.08
                                              --------      ------------          ------
Outstanding at April 23, 1999                        -      $          -          $    -
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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Changes in the components of stockholder's equity are as follows:

                                                                           Predecessor
                                           ----------------------------------------------------------------------------------------
                                                  Common Stock              Advances        Retained      Accumulated
                                           -----------------------------     to RSA         Earnings        Other
                                                        Par   Additional     Holdings     (Accumulated   Comprehensive
                                            Shares     Value   Capital     Corporation     Deficit)      (Loss) Income     Total
                                           ----------  -----  ----------   -----------    ------------   -------------   ---------
                                                                       (In thousands, except share data)

Balance at December 31, 1998               12,110,049   $121   $  65,905   $        -        $  4,457           $(929)    $69,554
   Exercise of stock options                      300      -           2            -               -               -           2
   Foreign currency translation                     -      -           -            -               -            (116)       (116)
   Purchase accounting transactions                 -      -     106,936      (24,155)          3,359           1,045      87,185
   Net loss                                         -      -           -            -          (7,816)              -      (7,816)
                                           ----------   ----    --------     --------        --------         -------    --------
Balance at April 23, 1999                  12,110,349   $121    $172,843     $(24,155)       $      -         $     -    $148,809
                                           ==========   ====    ========     ========        ========         =======    ========


                                                                                  Company
                                           ----------------------------------------------------------------------------------------
                                                  Common Stock              Advances        Retained     Accumulated
                                           -----------------------------     to RSA         Earnings        Other
                                                        Par   Additional     Holdings     (Accumulated   Comprehensive
                                            Shares     Value   Capital     Corporation     Deficit)      Income (Loss)     Total
                                           ----------  -----  ----------   -----------    ------------   -------------   ---------
                                                                       (In thousands, except share data)

Balance at April 23, 1999                  12,110,349   $121    $172,843     $(24,155)        $     -           $   -    $148,809
   Foreign currency translation                     -      -           -            -               -              10          10
   Advances to RSA Holdings
      Corporation, net                              -      -           -      (18,559)              -               -     (18,559)
   Net loss                                         -      -           -            -          (1,258)              -      (1,258)
                                           ----------    ---     -------     --------         -------           -----    --------
Balance at December 31, 1999               12,110,349    121     172,843      (42,714)         (1,258)             10     129,002
   Foreign currency translation                     -      -           -            -               -            (587)       (587)
   Advances to RSA Holdings, net                    -      -           -       (9,347)              -               -      (9,347)
   Net loss                                         -      -           -            -          (5,208)              -      (5,208)
                                           ----------   ----    --------     --------         -------           -----    --------
Balance at December 29, 2000               12,110,349   $121    $172,843     $(52,061)        $(6,466)          $(577)   $113,860
                                           ==========   ====    ========     ========         =======           =====    ========

Accumulated other comprehensive (loss) income consists entirely of foreign currency translation adjustments at December 29, 2000, December 31, 1999 and April 23, 1999. These amounts have not been tax effected. Net advances to RSA Holdings Corporation for 2000 of $9,347,000 relate primarily to the $10,000,000 reduction in RSA Holdings Corporation outstanding note payable including accrued interest. Net advances to RSA Holdings Corporation for the period from April 24, 1999 to December 31, 1999 of $18,559,000 relate primarily to the $15,000,000 reduction in RSA Holdings Corporation outstanding note payable including accrued interest and the repurchase of the outstanding shares of the Predecessor's Common Stock, which remained outstanding following the Stock Tender Offer, for $3,362,000.


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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Net Sales                                   Operating Income (Loss)
                                      ---------------------------------------------    --------------------------------------------
                                             Company             Predecessor                 Company              Predecessor
                                      ---------------------  ----------------------    ---------------------- ---------------------
                                                   Period      Period                               Period      Period
                                                    from        from                                 from        from
                                        Year      April 24,  January 1,     Year         Year      April 24,   January 1,   Year
                                        Ended      1999 to     1999 to      Ended        Ended      1999 to     1999 to    Ended
                                       December    December   April 23     December     December   December    April 23,  December
                                      29, 2000     31, 1999     1999       31, 1998     29, 2000   31, 1999      1999     31, 1998
                                      ---------   ---------  ----------   ---------    ---------   ---------   ---------  ---------
                                                                               (In thousands)

Razors and Blades                      $210,116    $146,318     $55,189    $183,979     $14,343      $11,368   $ 6,761     $20,969
Cotton and Foot Care                     81,103      58,767      25,551      87,339        (837)       1,847       264       4,111
Custom Bar Soap                          27,594      22,074       6,851      26,170       1,327        2,703      (218)      1,368
                                       --------    --------     -------    --------     -------      -------   -------     -------
                                       $318,813    $227,159     $87,591    $297,488      14,833       15,918     6,807      26,448
                                       ========    ========     =======    ========
Transaction expenses                                                                          -            -    11,440           -
                                                                                        -------      -------   -------     -------
Operating income (loss)                                                                  14,833       15,918    (4,633)     26,448
Interest expense                                                                         19,842       15,112     3,907      12,270
                                                                                        -------      -------   -------     -------
(Loss) income before income taxes
   and extraordinary item                                                               $(5,009)     $   806   $(8,540)    $14,178
                                                                                        =======      =======   =======     =======



                                                                      Additions to Long-Lived Assets
                                                               --------------------------------------------
                                                                     Company               Predecessor
                                                               ---------------------   ---------------------
                                     Year-End Assets                         Period     Period
                           --------------------------------                   from       from
                           Company     Company  Predecessor      Year      April 24,   January 1,   Year
                           --------    -------- -----------      Ended      1999 to    1999 to      Ended
                           December    December    December     December    December   April 23,   December
                           29, 2000    31, 1999    31, 1998     29, 2000    31, 1999    1999       31, 1998
                          ---------   ---------   ---------    ---------  ----------   ----------  --------
                                                           (In thousands)

Razors and Blades          $303,088    $315,932    $186,328      $14,561      $5,624   $113,885     $ 8,362
Cotton and Foot Care         57,168      56,569      50,940        1,981       1,065      6,970       3,700
Custom Bar Soap              29,330      30,370      25,629          425         994        427         964
                           --------    --------    --------      -------      ------   --------     -------
                           $389,586    $402,871    $262,897      $16,967      $7,683   $121,282     $13,026
                           ========    ========    ========      =======      ======   ========     =======


                                                 Depreciation and Amortization
                                       -------------------------------------------------
                                             Company                    Predecessor
                                       -----------------------  ------------------------
                                                    Period      Period
                                                     from        from
                                         Year      April 24,   January 1,      Year
                                         Ended      1999 to      1999 to       Ended
                                       December    December    April 23,     December
                                       29, 2000    31, 1999      1999        31, 1998
                                       ---------  ----------   ----------   ----------
                                                         (In thousands)

Razors and Blades                        $14,170      $8,973       $2,769      $ 8,162
Cotton and Foot Care                       2,930       1,867          917        2,876
Custom Bar Soap                            1,046         657          419        1,139
                                         -------     -------       ------      -------
                                         $18,146     $11,497       $4,105      $12,177
                                         =======     =======       ======      =======


Operating income in 2000 for Razors and Blades includes special termination benefits of $14,351,000. Operating income for the period from April 24, 1999 to December 31, 1999 for Razors and Blades, Cotton and Foot Care and Custom Bar Soap includes a purchase accounting adjustment to inventory of $8,793,000, $169,000 and $46,000, respectively. Operating income in 1998 for Razors and Blades and Cotton and Foot Care includes special charges of $2,819,000 and $184,000, respectively.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The table below reports net sales and long-lived assets (including intangible assets) by geographic area. Transfers between geographic areas are made at arms-length pricing. With the exception of the United States and the United
Kingdom, no country exceeded 10% of net sales and only the United States exceeded 10% of long-lived assets in any year. Revenues were allocated to geographic areas based on the location to which the product was shipped.

                                                      Geographic Areas
                                                       (In thousands)
                                           Company                 Predecessor
                                    ---------------------   -----------------------
                                                 Period      Period
                                                  from        from
                                      Year      April 24,   January 1,      Year
                                      Ended      1999 to      1999 to       Ended
                                     December    December    April 23,     December
                                    29, 2000    31, 1999       1999       31, 1998
                                    ---------   ---------   ----------    ---------

  Net sales:
     United States                   $253,139    $184,863      $71,618     $243,660
       Foreign                         65,674      42,296       15,973       53,828
                                     --------    --------      -------     --------
          Total                      $318,813    $227,159      $87,591     $297,488
                                     ========    ========      =======     ========

                                     December         December 31,
                                     29, 2000      1999         1998
                                     --------    --------     --------
    Long-lived assets
       United States                 $241,384    $243,590     $134,996
       Foreign                         12,536      12,902       11,480
                                     --------    --------     --------
          Total                      $253,920    $256,492     $146,476
                                     ========    ========     ========

The Company's foreign operations are located principally in the United Kingdom, the Caribbean, Canada, Mexico, Brazil, Europe and Israel.

Export sales from United States operations aggregated $5,988,000 for 2000, $4,628,000 for the period from April 24, 1999 to December 31, 1999, $1,398,000 for the period from January 1, 1999 to April 23, 1999, and $5,793,000 in 1998. Sales to one of the Company's customers in the Razors and Blades and Cotton and Foot Care segments for 2000, for the period from April 24, 1999 to December 31, 1999, for the period from January 1, 1999 to April 23, 1999, and for 1998 amounted to approximately 12%, 12%, 13% and 11% of consolidated net sales, respectively.


12. COMMITMENTS, CONTINGENCIES AND OTHER

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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company also has been advised by its outside counsel that it has a number of valid defenses to potential customer claims as well as a third party claim against its supplier for damages, if any, incurred by the Company. However, management cannot at this time make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome relating to this overall issue, and accordingly, there can be no assurance that the Company's exposure from this matter might not potentially exceed the combination of its insurance coverages and recourse to its supplier. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly or adversely affected by an ultimate unfavorable outcome of this matter.

Other Matters:

In June 1999, the Company received notice of the filing of a lawsuit by The Gillette Company ("Gillette") asserting claims for damages and injunctive relief for alleged patent infringement, misappropriation of trade dress, false advertising and breach of contract in connection with the marketing of the Company's two-bladed and three-bladed shaving cartridge systems (the MBC(TM) introduced in 1994 and the Tri-Flexxx(TM) introduced in 1999). In August 1999, the Company filed an answer and counterclaims in which it denied Gillette's allegations, sought a declaration that Gillette's patents were not infringed, were invalid and unenforceable, and asserted counterclaims against Gillette for damages and injunctive relief for, among other things, alleged antitrust violations and false advertising. In December 2000, the Company and Gillette resolved their differences on a mutually acceptable basis and the lawsuit was dismissed. The Company entered into a worldwide license relating to certain Gillette patents which was recorded as an intangible asset in December 2000 and is being amortized on a straight-line basis over the weighted average life of the patents of fourteen years.

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

In connection with the change in control of the Company in 1999 and termination of employment, certain executives of the Predecessor received payments aggregating $1.9 million. In addition in 1999, The Jordan Company, as advisor to the transaction, received a fee of $2.5 million.

The Company leases buildings, office space and equipment under operating lease agreements which expire on various dates through 2013. Certain leases contain renewal or purchase options which may be exercised by the Company. Rent for leases amounted to approximately $4,093,000 for 2000, $2,709,000 for the period from April 24, 1999 to December 31, 1999, $1,376,000 for the period from January 1, 1999 to April 23, 1999 and $3,918,000 in 1998. Future minimum rental commitments under all noncancellable operating leases at December 29, 2000 approximate $3,376,000 in 2001, $2,759,000 in 2002, $2,338,000 in 2003,
$2,215,000 in 2004 and $1,984,000 in 2005.


13. ACQUISITION

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

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Pro forma results of operations for the year ended December 31, 1998, as if the Wolco acquisition occurred as of the beginning of the period, are not presented as the effects are not material.


14. SPECIAL CHARGES

During 1998, the Predecessor recorded an aggregate charge of approximately $3,003,000, which was comprised of approximately $1,000,000 related to the Predecessor's decision to discontinue one of its product lines, approximately $1,803,000 for certain severance and employee benefits related to the termination of certain employees, and approximately $200,000 related to the shutdown of the Predecessor's cotton operations in Sparks, Nevada. Employee terminations resulted primarily from the consolidation of the Predecessor's sales forces and the termination of certain other management employees.


15. SUBSEQUENT EVENT

On March 28, 2001, the Company amended its Credit Agreement which, among other things, modified the financial ratio requirements relating to the leverage, fixed charges and interest coverage ratios. These financial ratio requirements were modified to allow the Company to meet certain of the financial ratio requirements. In addition, the Company's principal stockholder has guaranteed $5.0 million of borrowings under the Company's existing revolving credit facility. On March 28, 2001, the Company entered into an additional revolving credit facility of $5.0 million which has been guaranteed by the principal stockholder.


16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents condensed consolidating financial statements as of December 29, 2000 and December 31, 1999, for the year ended December 29, 2000, for the period from April 24, 1999 to December 31, 1999 (the Company), for the period from January 1, 1999 to April 23, 1999 and for the year ended December 31, 1998 (Predecessor), of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the Series B Senior Notes.

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     Condensed Consolidating Balance Sheets

                                December 29, 2000


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                             Guarantor      guarantor
                                                                   ASR     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                                --------   ------------   ------------  ------------   ------------
                                                                                         (In thousands)


Assets
Current assets:
   Cash and cash equivalents                                    $     97       $   191        $ 1,854     $       -       $  2,142
   Accounts receivable, net                                       22,304        11,393         18,331          (331)        51,697
   Advances receivable--subsidiaries                              66,995             -              -       (66,995)             -
   Inventories                                                    31,915        15,679         14,979          (945)        61,628
   Income taxes and prepaid expenses                               3,788         2,278            298             -          6,364
                                                                --------       -------        -------     ---------       --------

     Total current assets                                        125,099        29,541         35,462       (68,271)       121,831

Property and equipment, net                                       60,767        23,993          7,054             -         91,814
Intangible assets, net                                           134,978        22,161          4,967             -        162,106
Prepaid pension cost and other                                     4,533         9,281             21             -         13,835
Investment in subsidiaries                                        33,687             -          5,297       (38,984)             -
                                                                --------       -------        -------     ---------       --------
     Total assets                                               $359,064       $84,976        $52,801     $(107,255)      $389,586
                                                                ========       =======        =======     =========       ========

Liabilities and stockholder's equity Current liabilities:
   Accounts payable, accrued expenses
     and other                                                  $ 23,731       $ 8,300        $ 6,413     $       -       $ 38,444
   Advances payable--subsidiaries                                      -        50,472         17,799       (68,271)             -
   Current maturities of long-term obligations                    11,875            50              -             -         11,925
                                                                --------        ------        -------     --------        -------

     Total current liabilities                                    35,606        58,822         24,212       (68,271)        50,369

Long-term obligations                                            178,979           119              -             -        179,098
Retiree benefits and other                                        17,495        10,609              -             -         28,104
Deferred income taxes                                             12,820         4,792            543             -         18,155
                                                                --------        ------        -------     ---------       --------

     Total liabilities                                           244,900        74,342         24,755       (68,271)       275,726
                                                                --------        ------        -------     ---------       --------

Stockholder's equity
   Common stock                                                      121             -              2            (2)           121
   Additional paid-in capital                                    172,843        12,948         23,736       (36,684)       172,843
   Advances to RSA Holdings Corporation, net                     (52,061)            -              -             -        (52,061)
   (Accumulated deficit) retained earnings                        (6,464)       (2,314)         5,187        (2,875)        (6,466)
   Dividends                                                         302             -           (302)            -              -
   Accumulated other comprehensive loss                             (577)            -           (577)          577           (577)
                                                                --------       -------        -------     ---------       --------
                                                                 114,164        10,634         28,046       (38,984)       113,860
                                                                --------       -------        -------     ---------       --------
     Total liabilities and stockholder's equity                 $359,064       $84,976        $52,801     $(107,255)      $389,586
                                                                ========       =======        =======     =========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     Condensed Consolidating Balance Sheets

                                December 31, 1999


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                             Guarantor      guarantor
                                                                   ASR     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                                --------   ------------   ------------  ------------   ------------
                                                                                         (In thousands)


Assets
Current assets:
  Cash and cash equivalents                                     $  6,221       $ 1,180        $ 5,081     $      18       $ 12,500
   Accounts receivable, net                                       19,927        12,906         13,751          (332)        46,252
   Advances receivable--subsidiaries                              59,790             -              -       (59,790)             -
   Inventories                                                    29,825        13,322         11,947          (690)        54,404
   Income taxes and prepaid expenses                               6,511         1,912            273             -          8,696
                                                                --------       -------        -------     ---------       --------

     Total current assets                                        122,274        29,320         31,052       (60,794)       121,852

Property and equipment, net                                       58,005        24,731          7,255             -         89,991
Intangible assets, net                                           138,404        22,994          5,103             -        166,501
Prepaid pension cost and other                                    16,133         8,373             21             -         24,527
Investment in subsidiaries                                        32,506             -          8,587       (41,093)             -
                                                                --------       -------        -------     ---------       --------
     Total assets                                               $367,322       $85,418        $52,018     $(101,887)      $402,871
                                                                ========       =======        =======     =========       ========

Liabilities and stockholder's equity Current liabilities:
   Accounts payable, accrued expenses
     and other                                                  $ 19,299       $10,830        $ 6,714     $      (1)      $ 36,842
   Advances payable--subsidiaries                                      -        44,289         16,504       (60,793)             -
   Current maturities of long-term obligations                     7,964         1,417          1,127             -         10,508
                                                                --------       -------        -------     ----------      ---------

     Total current liabilities                                    27,263        56,536         24,345       (60,794)        47,350

Long-term obligations                                            174,954           154              -             -        175,108
Retiree benefits and other                                        16,750        10,583              -             -         27,333
Deferred income taxes                                             19,353         4,392            333             -         24,078
                                                                --------       -------        -------     ---------       --------

     Total liabilities                                           238,320        71,665         24,678       (60,794)       273,869
                                                                --------       -------        -------     ---------       --------

Stockholder's equity
   Common stock                                                      121           485             87          (572)           121
   Additional paid-in capital                                    172,843        12,463         23,391       (35,854)       172,843
   Advances to RSA Holdings Corporation, net                     (42,714)            -              -             -        (42,714)
   (Accumulated deficit) retained earnings                        (1,258)          805          3,852        (4,657)        (1,258)
   Accumulated other comprehensive
     income                                                           10             -             10           (10)            10
                                                                --------       -------        -------     ---------       --------
                                                                 129,002        13,753         27,340       (41,093)       129,002
                                                                --------       -------        -------     ---------       --------
     Total liabilities and stockholder's equity                 $367,322       $85,418        $52,018     $(101,887)      $402,871
                                                                ========       =======        =======     =========       ========

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                Condensed Consolidating Statements of Operations

                          Year Ended December 29, 2000


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                             Guarantor      guarantor
                                                                   ASR     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                                --------   ------------   ------------  ------------   ------------
                                                                                         (In thousands)

Net sales                                                       $166,259      $109,552        $70,657      $(27,655)      $318,813
Cost of sales                                                     93,246        93,239         53,282       (27,655)       212,112
                                                                --------      --------        -------      --------       --------

Gross profit                                                      73,013        16,313         17,375             -        106,701

Selling, general and
   administrative expenses                                        45,917        14,989         12,042             -         72,948
Amortization of intangible assets                                  3,601           833            135             -          4,569
Special termination benefits                                      14,351             -              -             -       14,351
                                                                --------      --------        -------      ---------      --------

Operating income                                                   9,144           491          5,198             -         14,833

Operating income (expense):
   Equity in earnings (losses) of affiliates                       1,508             -         (3,290)        1,782              -
   Interest expense                                              (17,252)       (4,876)         2,286             -        (19,842)
                                                                --------      --------        -------      --------       --------
(Loss) income before income taxes                                 (6,600)       (4,385)         4,194         1,782         (5,009)
Income taxes (benefit)                                            (1,394)       (1,266)         2,859             -            199
                                                                --------      --------        -------      --------       --------

Net (loss) income                                               $ (5,206)     $ (3,119)       $ 1,335      $  1,782       $ (5,208)
                                                                ========      ========        =======      ========       ========


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                Condensed Consolidating Statements of Operations

             For the Period from April 24, 1999 to December 31, 1999


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                             Guarantor      guarantor
                                                                   ASR     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                                --------   ------------   ------------  ------------   ------------
                                                                                         (In thousands)

Net sales                                                       $116,497       $81,359        $44,001      $(14,698)      $227,159
Cost of sales:
   Cost of sales                                                  64,162        66,064         30,825       (14,563)       146,488
   Purchase accounting adjustment
      to inventory                                                 7,910           215            883             -          9,008
                                                                 -------       -------        -------      --------       --------

Gross profit                                                      44,425        15,080         12,293          (135)        71,663

Selling, general and
   administrative expenses                                        35,643         9,904          7,020             -         52,567
Amortization of intangible assets                                  2,466           626             86             -          3,178
                                                                 -------       -------        -------       -------       --------

Operating income                                                   6,316         4,550          5,187          (135)        15,918

Operating income (expense):
   Equity in earnings (losses) of affiliates                       5,205             -            (22)       (5,183)             -
   Interest expense                                              (13,514)       (2,996)         1,398             -        (15,112)
                                                                 -------       -------        -------       -------        -------
(Loss) income before income taxes
   and extraordinary item                                         (1,993)        1,554          6,563        (5,318)           806
Income taxes (benefit)                                            (1,346)          743          2,056             -          1,453
                                                                 -------       -------        -------       -------        -------

(Loss) income before extraordinary item                             (647)          811          4,507        (5,318)          (647)
Extraordinary item                                                   611             -              -             -            611
                                                                 -------       -------        -------       -------        -------
Net (loss) income                                                $(1,258)      $   811         $4,507       $(5,318)       $(1,258)
                                                                 =======       =======         ======       =======        =======


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                Condensed Consolidating Statements of Operations

              For the Period from January 1, 1999 to April 23, 1999


                                                                                          Predecessor
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                             Guarantor      guarantor
                                                                   ASR     Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                                 -------   ------------   ------------  ------------   ------------
                                                                                         (In thousands)

Net sales                                                        $46,889       $32,731        $17,136       $(9,165)       $87,591
Cost of sales                                                     26,237        28,514         12,934        (9,165)        58,520
                                                                 -------       -------        -------       -------        -------

Gross profit                                                      20,652         4,217          4,202             -         29,071

Selling, general and
   administrative expenses                                        13,665         3,860          3,904             -         21,429
Amortization of intangible assets                                    470           318             47             -            835
Transaction expenses                                              11,440             -              -             -         11,440
                                                                 -------       -------        -------       -------        -------

Operating (loss) income                                           (4,923)           39            251             -         (4,633)

Operating income (expense):
   Equity in earnings (losses) of affiliates                        (135)            -           (394)          529              -
   Interest expense                                               (3,193)       (1,300)           586             -         (3,907)
                                                                 -------       -------        -------       -------        -------
(Loss) income before income taxes
   and extraordinary item                                         (8,251)       (1,261)           443           529         (8,540)
Income taxes (benefit)                                              (553)         (570)           281             -           (842)
                                                                 -------       -------        -------       -------        -------

(Loss) income before extraordinary item                           (7,698)         (691)           162           529         (7,698)
Extraordinary item                                                   118             -              -             -            118
                                                                 -------       -------        -------       -------        -------
Net (loss) income                                                $(7,816)      $  (691)       $   162       $   529        $(7,816)
                                                                 =======       =======        =======       =======        =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  Condensed Consolidating Statements of Income
                          Year Ended December 31, 1998



                                                                                         Predecessor
                                                                --------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                --------    ------------  ------------   ------------  ------------
                                                                                         (In thousands)

Net sales                                                       $150,691       $114,126        $55,141      $(22,470)     $297,488
Cost of sales                                                     85,333         96,508         42,607       (22,470)      201,978
                                                                --------       --------        -------      --------      --------

Gross profit                                                      65,358         17,618         12,534            -         95,510

Selling, general and administrative expenses                      40,840         11,822         10,854             -        63,516
Amortization of intangible assets                                  1,477            984             82             -         2,543
Special charges                                                    2,725            184             94             -         3,003
                                                                --------       --------         ------      --------      --------

Operating income                                                  20,316          4,628          1,504             -        26,448

Other income (expense):
   Equity in earnings of affiliates                                1,645              -            180        (1,825)            -
   Interest expense                                               (8,270)        (4,193)           193             -       (12,270)
                                                                --------       --------         ------      --------      --------
Income before income taxes                                        13,691            435          1,877        (1,825)       14,178
Income taxes                                                       3,589              8            479             -         4,076
                                                                --------       --------         ------      --------      --------

Net income                                                      $ 10,102       $    427         $1,398      $ (1,825)     $ 10,102
                                                                ========       ========         ======      ========      ========


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Condensed Consolidating Statements of Comprehensive Income

                      For the Year Ended December 29, 2000


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                ---------   ------------  ------------   ------------  ------------
                                                                                         (In thousands)

Net (loss) income                                                $(5,206)       $(3,119)       $1,335         $1,782       $(5,208)
Other comprehensive loss:
   Foreign currency translation adjustments                         (587)             -          (587)           587          (587)
                                                                 -------       --------        ------         ------       -------
Comprehensive (loss) income                                      $(5,793)       $(3,119)       $  748         $2,369       $(5,795)
                                                                 =======        =======        ======         ======       =======



           Condensed Consolidating Statements of Comprehensive Income

             For the Period from April 24, 1999 to December 31, 1999


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                ---------   ------------  ------------   ------------  ------------
                                                                                         (In thousands)

Net (loss) income                                                $(1,258)           $811        $4,507       $(5,318)      $(1,258)
Other comprehensive income:
   Foreign currency translation adjustments                           10               -            10           (10)           10
                                                                 -------            ----        ------       -------       -------
Comprehensive (loss) income                                      $(1,248)           $811        $4,517       $(5,328)      $(1,248)
                                                                 =======            ====        ======       =======       =======


           Condensed Consolidating Statements of Comprehensive Income

              For the Period from January 1, 1999 to April 23, 1999


                                                                                         Predecessor
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                ---------   ------------  ------------   ------------  ------------
                                                                                         (In thousands)

Net (loss) income                                                $(7,816)         $(691)         $162            $529      $(7,816)
Other comprehensive loss:
   Foreign currency translation adjustments                            -              -          (116)              -         (116)
                                                                 -------          -----          ----            ----      -------
Comprehensive (loss) income                                      $(7,816)         $(691)         $ 46            $529      $(7,932)
                                                                 =======          =====          ====            ====      =======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Condensed Consolidating Statements of Comprehensive Income
                          Year Ended December 31, 1998


                                                                                         Predecessor
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                ---------   ------------  ------------   ------------  ------------
                                                                                         (In thousands)

Net income                                                        $10,102           $427       $1,398        $(1,825)      $10,102
Other comprehensive loss:
     Foreign currency translation adjustments                           -              -          (91)             -           (91)
                                                                  -------           ----       ------        -------       -------
Comprehensive income                                              $10,102           $427       $1,307        $(1,825)      $10,011
                                                                  =======           ====       ======        =======       =======


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Condensed Consolidating Statements of Cash Flows

                      For the Year Ended December 29, 2000


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                --------    ------------  ------------   ------------  ------------
                                                                                         (In thousands)


Operating activities
Net cash provided by (used in)
     operating activities                                        $14,218        $(3,290)      $(1,809)        $  255       $ 9,374

Investing activities
Capital expenditures                                             (11,450)        (2,405)       (1,545)             -       (15,400)
Other                                                               (238)             -             1              -          (237)
Investment in subsidiaries                                          (260)             -           260              -             -
Advances from (to) subsidiaries                                   (7,205)             -             -          7,205             -
                                                                 -------        -------       -------          -----       -------

Net cash used in investing activities                            (19,153)        (2,405)       (1,284)         7,205       (15,637)

Financing activities
Repayment of long-term obligations                               (31,413)        (1,477)       (1,127)             -       (34,017)
Proceeds from borrowings                                          39,349              -             -              -        39,349
Deferred loan fees                                                   (80)             -             -              -           (80)
Advances to RSA Holdings Corporation, net                         (9,347)             -             -              -        (9,347)
Advances from (to) subsidiaries                                        -          6,183         1,295         (7,478)            -
Dividends                                                            302              -          (302)             -             -
                                                                 -------        -------       -------         ------       -------

Net cash (used in) provided from
     financing activities                                         (1,189)         4,706          (134)        (7,478)       (4,095)

Net decrease in cash and cash equivalents                         (6,124)          (989)       (3,227)           (18)      (10,358)
Cash and cash equivalents, beginning of
     period                                                        6,221          1,180         5,081             18        12,500
                                                                 -------        -------       -------         ------       -------
Cash and cash equivalents, end of
     period                                                      $    97        $   191       $ 1,854         $    -       $ 2,142
                                                                 =======        =======       =======         ======       =======


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Condensed Consolidating Statements of Cash Flows

             For the Period from April 24, 1999 to December 31, 1999


                                                                                           Company
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                --------    -----------  ------------   ------------  ------------
                                                                                         (In thousands)


Operating activities
Net cash provided by
     operating activities                                         $9,110         $2,871        $8,419        $(1,137)      $19,263

Investing activities
Capital expenditures                                              (5,427)        (2,075)         (928)             -        (8,430)
Other                                                                (29)             -             -              -           (29)
Advances from (to) subsidiaries                                    1,767              -             -         (1,767)            -
                                                                  ------         ------        ------        -------       -------

Net cash used in investing activities                             (3,689)        (2,075)         (928)        (1,767)       (8,459)

Financing activities
Repayment of long-term obligations                               (31,173)        (1,415)         (318)             -       (32,906)
Proceeds from borrowings                                          51,100            194             -              -        51,294
Deferred loan fees                                                  (395)             -             -              -          (395)
Advances to RSA Holdings Corporation, net                        (18,559)             -             -              -       (18,559)
Advances from (to) subsidiaries                                        -          1,308        (4,230)         2,922             -
                                                                 -------         ------        ------        -------       -------

Net cash provided from (used in)
     financing activities                                            973             87        (4,548)         2,922          (566)

Net increase in cash and cash
     equivalents                                                   6,394            883         2,943             18        10,238
Cash and cash equivalents, beginning of
     period                                                         (173)           297         2,138              -         2,262
                                                                  ------         ------        ------        -------       -------
Cash and cash equivalents, end of
     period                                                       $6,221         $1,180        $5,081        $    18       $12,500
                                                                  ======         ======        ======        =======       =======


AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Condensed Consolidating Statements of Cash Flows

              For the Period from January 1, 1999 to April 23, 1999


                                                                                         Predecessor
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                ---------   ------------  ------------   ------------  ------------
                                                                                         (In thousands)


Operating activities
Net cash (used in) provided by
     operating activities                                        $(7,841)        $1,545        $  518         $  444       $(5,334)

Investing activities
Capital expenditures                                              (2,538)          (824)         (276)             -        (3,638)
Other                                                                 49              -             -              -            49
Advances from (to) subsidiaries                                    1,997              -             -         (1,997)            -
                                                                 -------         ------        ------         ------       -------

Net cash used in investing activities                               (492)          (824)         (276)        (1,997)       (3,589)

Financing activities
Repayment of long-term obligations                               (21,464)           (62)         (383)             -       (21,909)
Proceeds from borrowings                                          61,400              -             -              -        61,400
Deferred loan fees                                                (7,606)             -             -              -        (7,606)
Proceeds from exercise of stock options                                2              -             -              -             2
Advances to RSA Holdings Corporation, net                        (24,155)             -             -              -       (24,155)
Advances from (to) subsidiaries                                        -           (468)       (1,085)         1,553             -
                                                                 -------         ------        ------         ------       -------

Net cash provided from (used in)
     financing activities                                          8,177           (530)       (1,468)         1,553         7,732

Net (decrease) increase in cash and cash
   equivalents                                                      (156)           191        (1,226)             -        (1,191)
Cash and cash equivalents, beginning of
     period                                                          (17)           106         3,364              -         3,453
                                                                 -------         ------        ------         ------        ------
Cash and cash equivalents, end of
      period                                                     $  (173)        $  297        $2,138         $    -        $2,262
                                                                 =======         ======        ======         ======        ======

AMERICAN SAFETY RAZOR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                Condensed Consolidating Statements of Cash Flows

                          Year Ended December 31, 1998

                                                                                         Predecessor
                                                                -------------------------------------------------------------------
                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                   ASR      Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                                --------    ------------  ------------   ------------  ------------
                                                                                         (In thousands)


Operating activities
Net cash provided by (used in) operating activities              $13,429        $(1,593)       $  383         $  322       $12,541
                                                                 -------        -------        ------         ------       -------

Investing activities
Capital expenditures                                              (7,205)        (3,976)         (194)             -       (11,375)
Purchase of Wolco, net of cash acquired                                -              -          (571)             -          (571)
Other                                                               (719)             -            56              -          (663)
Investment in subsidiaries                                        (3,481)             -         3,481              -             -
Advances from (to) subsidiaries                                   (5,481)             -             -          5,481             -
                                                                 -------        -------        ------         ------       -------

Net cash (used in) provided from investing activities            (16,886)        (3,976)        2,772          5,481       (12,609)
                                                                 -------        -------        ------         ------       -------

Financing activities
Repayment of long-term obligations                                  (320)          (192)         (885)             -        (1,397)
Proceeds from borrowings                                           3,300              -            80              -         3,380
Proceeds for exercise of stock options                               104              -             -              -           104
Advances from (to) subsidiaries                                        -          5,434           377         (5,811)            -
                                                                 -------        -------        ------         ------       -------

Net cash provided from (used in) financing activities              3,084          5,242          (428)        (5,811)        2,087
                                                                 -------        -------        ------         ------       -------

Net (decrease) increase in cash and cash
   equivalents                                                      (373)          (327)        2,727             (8)        2,019
Cash and cash equivalents, beginning of
  period                                                             356            433           637              8         1,434
                                                                 -------        -------        ------         ------       -------
Cash and cash equivalents, end of
   period                                                        $   (17)       $   106        $3,364         $    -       $ 3,453
                                                                 =======        =======        ======         ======       =======

Report of Independent Auditors


The Board of Directors and Stockholder,
American Safety Razor Company


We have audited the accompanying consolidated balance sheet of American Safety Razor Company and subsidiaries as of December 29, 2000, and the related consolidated statements of operations, comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all materials respects, the consolidated financial position of American Safety Razor Company and subsidiaries at December 29, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  /s/ Ernst & Young LLP



March 9, 2001,
except for Note 15, as to which the date is March 28, 2001
Richmond, Virginia

Report of Independent Accountants


To the Board of Directors and Shareholder of American Safety Razor Company


In our opinion, the consolidated balance sheet at December 31, 1999 and the consolidated statements of operations, comprehensive income and cash flows for the period from April 24, 1999 to December 31, 1999, listed in the accompanying index appearing under Item 14(a)(1) on page 33, present fairly, in all material respects, the financial position of American Safety Razor Company and its subsidiaries (the "Company") at December 31, 1999 and the results of their operations and their cash flows for the period from April 24, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the period from April 24, 1999 to December 31, 1999, listed in the accompanying index appearing under Item 14(a)(2) on page 33, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of the Company for any period subsequent to December 31, 1999.






PricewaterhouseCoopers LLP

Richmond, Virginia
February 11, 2000

Report of Independent Accountants


To the Board of Directors and Shareholder of American Safety Razor Company


In our opinion, the consolidated balance sheet at December 31, 1998 and the consolidated statements of operations, comprehensive income and cash flows for the period from January 1, 1999 to April 23, 1999, and for the year ended December 31, 1998, listed in the accompanying index appearing under Item 14(a)(1) on page 33, present fairly, in all material respects, the financial position of American Safety Razor Company and its subsidiaries (the "Predecessor") at December 31, 1998 and the results of their operations and their cash flows for the period from January 1, 1999 to April 23, 1999 and for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the period from January 1, 1999 to April 23, 1999 and for the year ended December 31, 1998, listed in the accompanying index appearing under Item 14(a)(2) on page 33, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Predecessor's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited consolidated financial statements of the Predecessor for any period subsequent to April 23, 1999.






PricewaterhouseCoopers LLP

Richmond, Virginia
February 11, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                          AMERICAN SAFETY RAZOR COMPANY

                                 (IN THOUSANDS)


                                                                                             Company
                                                                  -----------------------------------------------------------------
                                                                                      Additions
                                                                               ----------------------
                                                                    Balance     Charged to    Charged                      Balance
                                                                   Beginning    Costs and    to Other                       End of
Description                                                       of Period      Expenses    Accounts    Deductions        Period
-----------                                                       ----------    ----------   --------    ----------       --------

Year ended 12-29-00


 Reserves and allowances deducted from asset accounts:
    Allowance for doubtful accounts                                   $1,254       $ (184)       $  -       $    50  (1)   $1,020
     Allowance for discounts and other deductions                      2,959        3,570           -         4,134 (2)     2,395
                                                                      ------       ------        ----        ------        ------
                                                                      $4,213       $3,386        $  -        $4,184        $3,415
                                                                      ======       ======        ====        ======        ======

Period from April 24, 1999 to
   December 31, 1999

   Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts                                  $1,113        $  593       $  -        $  452  (1)    $1,254
     Allowance for discounts and other deductions                      2,329         3,128          -         2,498  (2)     2,959
                                                                      ------        ------       ----        ------         ------
                                                                      $3,442        $3,721       $  -        $2,950         $4,213
                                                                      ======        ======       ====        ======         ======



                                                                                              Predecessor
                                                                  -----------------------------------------------------------------
                                                                                      Additions
                                                                                ---------------------
                                                                    Balance     Charged to    Charged                      Balance
                                                                   Beginning    Costs and    to Other                       End of
Description                                                       of Period      Expenses    Accounts      Deductions      Period
-----------                                                       ----------    ----------   --------      ----------     --------

Period from January 1, 1999 to
   April 23, 1999

 Reserves and allowances deducted from asset accounts:
    Allowance for doubtful accounts                                   $  966        $  464       $  -          $  317  (1)  $1,113
     Allowance for discounts and other deductions                      1,991         1,923          -           1,585  (2)   2,329
                                                                      ------        ------       ----          ------       ------
                                                                      $2,957        $2,387       $  -          $1,902       $3,442
                                                                      ======        ======       ====          ======       ======

Year ended 12-31-98

   Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts                                  $1,363        $  212       $  -          $  609  (1)  $  966
     Allowance for discounts and other deductions                      2,098         5,209          -           5,316  (2)   1,991
                                                                      ------        ------       ----          ------       ------
                                                                      $3,461        $5,421       $  -          $5,925       $2,957
                                                                      ======        ======       ====          ======       ======



(1) Accounts written off, net of recoveries
(2) Discounts and deductions taken by customers



                                INDEX TO EXHIBITS
                                                                                                              Sequentially
Exhibit                                                                                                         Numbered
Number          Description                                                                                       Page
-------         -----------                                                                                   ------------

2.1             Stock Sale and Purchase Agreement for the Registrant, dated April 12, 1989, by, between, and among J. Gray Ferguson, Arthur J. Gajarsa, Joseph F. Hackett
                  and William L. Robbins, III, the Registrant and ASR Acquisition Corp. (A)...............             (2)

2.2             Agreement for Purchase and Sale of Stock, dated April 17, 1989, by and among
                  Howard E. Strauss, Bert Ghavami, and Ardell Acquisition Corp.(A)........................             (2)

2.3             Amendment No. 1 to Agreement for Purchase and Sale of Stock, dated April
                  28, 1989, by and among Howard E. Strauss, Bert Ghavami, and Ardell
                  Acquisition Corp........................................................................             (2)

2.4             Agreement for Purchase and Sale of Stock of Megas Beauty Care, Inc. dated
                  May 16, 1994 between Megas Holdings, Inc. and Robert Bender (A).........................             (3)

2.5             Stock Purchase Agreement dated February 7, 1995, by and among Sterile Products
                  Holdings, Inc. and C. C. (Jack) Van Noy, George P. Goemans, Tamalpais
                  Capital, and Newtek Venture (A).........................................................             (4)

2.6             Asset Purchase Agreement, dated as of March 6, 1996, by and among
                  MLO Razor Company (1996) Ltd. ("Purchaser"), and Bond-America
                  Israel Blades Ltd. ("Seller"), Nostrum Establishment and Kaftor
                  VePerach Ltd., the stockholders of Seller (individually each an
                  "Owner" and collectively, the "Owners") and Robert Mandel, Daniel
                   -----                         ------
                  Mandel, Alfred Mernone, Shulamit Weiman, Noam Weiman, Efrat
                  Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner"
                                                                   ----------------
                  and collectively the "Beneficial Owners" and together with the
                                        -----------------
                  Owners, the "Stockholders"). (A)........................................................             (7)
                               ------------

2.7             Amendment No. 1 to Asset Purchase Agreement (the "Amendment"),
                  dated as of March 25, 1996, by and among Bond Blades International
                  Ltd. (formerly known as MLO Razor Company (1996) Ltd.), ("Purchaser"),
                                                                            ---------
                  and Bond-America Israel Blades Ltd., ("Seller"), Nostrum Establishment
                                                         ------
                  and Kaftor VePerach Ltd., the stockholders of Seller (individually each an "Owner" and collectively, the "Owners") and Robert Mandel,
                      -----                         ------
                  Daniel Mandel, Alfred Mernone, Shulamit Weiman, Noam Weiman, Efrat
                  Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner"
                                                                   ----------------
                  and collectively the "Beneficial Owners" and together with the
                                        -----------------
                  Owners, the "Stockholders").............................................................             (7)
                               ------------

2.8             Asset Purchase Agreement, dated as of March 6, 1996, by and among
                  American Safety Razor Company ("Purchaser"), and A.I. Blades, Inc.
                                                  ---------
                  ("Seller") and Bond-America Israel Blades, Ltd., the sole stockholder
                    ------
                  of Seller ("Bond"), Nostrum Establishment and Kaftor VePerach Ltd.,
                              ----
                  Robert Mandel, Daniel Mandel, Alfred Mernone, Shulmait Weiman,
                  Noam Weiman, Efrat Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner" and collectively the "Beneficial Owners" and
                     ----------------                        -----------------
                  together with Bond, the "Stockholders").  (A)...........................................             (7)
                                           ------------




                                                                                                              Sequentially
Exhibit                                                                                                         Numbered
Number          Description                                                                                       Page
-------         -----------                                                                                   ------------

2.9             Amendment No. 1 to Asset Purchase Agreement (the "Amendment"),
                  dated as of March 25, 1996, by and among American Safety Razor
                  Company ("Purchaser"), and A.I. Blades, Inc. ("Seller") and
                            ---------                            ------
                  Bond-America Israel Blades Ltd., the sole stockholder of Seller
                  ("Bond"), Nostrum Establishment and Kaftor VePerach Ltd.,
                    ----
                  Robert Mandel, Daniel Mandel, Alfred Mernone, Shulamit Weiman,
                  Noam Weiman, Efrat Gershoni and Ayin Mor Ltd. (individually each a "Beneficial Owner" and collectively the "Beneficial Owners" and
                     ----------------                        -----------------
                  together with Bond, the "Stockholders").................................................             (7)
                                           ------------

2.10            Agreement and Plan of Merger, dated as of February 12, 1999 by and among RSA Holdings Corp. of Delaware, RSA Acquisition Corp. and
                  American Safety Razor Company. (A)......................................................             (9)

2.11              Amendment  Agreement,  dated  as of  April  8,  1999,  to  the
                  Agreement  and Plan of Merger,  dated as of February 12, 1999, by and among RSA Holdings Corp.
                  of Delaware, RSA Acquisition Corp. and American Safety Razor Company....................            (10)

2.12            Second Amendment Agreement, dated as of April 23, 1999, to the Agreement and Plan of Merger, dated as of February 12, 1999, by and among RSA Holdings
                  Corp. of Delaware, RSA Acquisition Corp. and American Safety Razor
                  Company.................................................................................            (11)

2.13            Offer to Purchase for Cash all Outstanding Shares of Common Stock of
                  American Safety Razor Company, dated February 22, 1999. ................................             (9)

2.14            Supplement to the Offer to Purchase for Cash all Outstanding Shares of
                  Common Stock of American Safety Razor Company, dated April 13, 1999.....................            (10)

3.1             Amended and Restated Certificate of Incorporation of the Registrant.......................             (1)

3.2             Amended and Restated By-laws of the Registrant............................................             (1)

4.1             Specimen of Stock Certificate.............................................................             (2)

4.2             Recapitalization Agreement, dated May 24, 1993, among the Registrant and its
                  Stockholders............................................................................             (1)

4.3             Subscription Agreement, dated April 28, 1989, by and among the Registrant, JZCC
                  and Allsop..............................................................................             (2)

4.4             Registration Rights Agreement, dated as of August 3, 1995, among the Registrant,
                  the Guarantors and the Initial Purchasers, relating to the Senior Notes.................             (6)

4.5             Indenture governing the Senior Notes, dated as of August 3, 1995, by and among
                  the Registrant, the Guarantors and the Trustees.........................................             (5)

4.6             Preferred Stock Exchange Agreement, dated June 14, 1993, among the Registrant and
                  the holders of Preferred Stock..........................................................             (1)

4.7             Common Stock Conversion Agreement, dated May 24, 1993, among the Registrant and
                  the holders of Common Stock.............................................................             (1)



                                                                                                              Sequentially
Exhibit                                                                                                         Numbered
Number          Description                                                                                       Page
-------         -----------                                                                                   ------------

4.8(a)          Stockholders Agreement, dated April 14, 1989, between the Registrant and its
                  Stockholders............................................................................             (2)

4.8(b)          Shareholder's Agreement, dated February 12, 1999, among RSA Holdings Corp. of
                  Delaware, RSA Acquisition Corp., and Principal Holders..................................            (10)

4.9             First Amendment to the Stockholders Agreement, dated April 28, 1989, between the
                  Registrant and its Stockholders.........................................................             (2)

4.10            Second Amendment to the Stockholders Agreement, dated December 29, 1992, between
                  the Registrant and its Stockholders ....................................................             (2)

4.11            Third Amendment to the Stockholders Agreement, dated June 15, 1993, among the
                  Registrant and certain of its Stockholders..............................................             (1)

4.12            $2,500,000 Subordinated Secured Note, due June 10, 2000, executed by Megas
                  Holdings, Inc. in favor of Robert Bender................................................             (3)

4.13            Junior Security Agreement, dated June 10, 1994, by Megas Beauty Care, Inc. (formerly
                  Megas Holdings, Inc.) in favor of Robert Bender.........................................             (4)

4.14            Multicurrency Credit Agreement, dated as of August 3, 1995, among the Registrant, the
                  Guarantors and First National Bank of Chicago, as agent, including exhibits.............             (5)

4.15            Guarantees of the Guarantors pursuant to the Multicurrency Credit Agreement...............             (6)

4.16            Security Agreement, dated August 3, 1995, between the Registrant and First National
                  Bank of Chicago, as agent, including schedules..........................................             (6)

4.17            Guarantor Security Agreements, dated August 3, 1995, by and among the Guarantors
                  and First National Bank of Chicago, as agent, including schedules.......................             (6)

4.18            $190,000,000 Credit Agreement, dated as of April 23, 1999, among RSA Acquisition Corp.,
                  ("Purchaser"), the Registrant ("Borrower"), RSA Holdings Corp. of Delaware ("Holdings"),
                  and the Initial Lenders, The Swing Line Bank and Initial Issuing Bank and NationsBank,
                  N.A. ("Administrative Agent")...........................................................            (13)

4.19            Amendment No. 1 to the Credit Agreement dated as of April 23, 1999, among RSA Acquisition
                  Corp., ("Purchaser"), the Registrant ("Borrower"), RSA Holdings Corp. of Delaware ("Holdings"),
                  and the Initial Lenders, the Swing Line Bank and the Initial Issuing Bank and NationsBank,
                  N.A. ("Administrative Agent")...........................................................            (14)

4.20            Amendment No. 2 to the Credit Agreement dated as of March 28, 2001, among the Registrant
                  ("Borrower"), RSA Holdings Corp. of Delaware ("Holdings"), and the Lenders, the Issuing
                  Bank and Swing Line Bank, the Syndication Agent, the Co-Arrangers and Bank of America
                  ("Administrative Agent")................................................................

4.21            Credit Agreement, dated as of March 28, 2001, among the Registrant ("Borrower") and Bank of
                  America, N.A. ("Lender")................................................................

10.1(a)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and William C. Weathersby (B)................................................             (1)




                                                                                                              Sequentially
Exhibit                                                                                                         Numbered
Number          Description                                                                                       Page
-------         -----------                                                                                   ------------

10.1(b)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and William L. Robbins (B)...................................................             (1)

10.1(c)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and George L. Pineo (B)......................................................             (1)

10.1(d)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Gary S. Wade (B).........................................................             (1)

10.1(e)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Joseph F. Hackett (B)....................................................             (1)

10.1(f)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Thomas G. Kasvin (B).....................................................             (1)

10.1(g)         Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Thomas B. Boyd (B).......................................................             (1)

10.1.(h)        Non-Disclosure/Non-Compete Agreement, dated June 15, 1993, between the
                  Registrant and Bruce L. Stichter (B)....................................................             (1)

10.2(a)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  Thomas H. Quinn (B).....................................................................             (1)

10.2(b)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  William C. Weathersby (B)...............................................................             (1)

10.2(c)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  Jonathan F. Boucher (B).................................................................             (1)

10.2(d)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  John W. Jordan, II (B)..................................................................             (1)

10.2(e)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  David W. Zalaznick (B)..................................................................             (1)

10.2(f)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  John R. Lowden (B)......................................................................             (1)

10.2(g)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  Paul D. Rhines (B)......................................................................             (1)

10.2(h)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  D. Patrick Curran (B)...................................................................             (1)

10.2(i)         Indemnification Agreement, dated June 15, 1993, between the Registrant and
                  William C. Ballard, Jr. (B).............................................................             (1)

10.3(a)         Financial Advisory Agreement, dated July 12, 1995, between the Registrant and
                  TJC Management Corp.....................................................................             (6)

10.3(b)         Amended and Restated Financial Advisory Agreement, dated February 12, 1999,
                  between the Registrant and TJC Management Corp..........................................            (12)



                                                                                                              Sequentially
Exhibit                                                                                                         Numbered
Number          Description                                                                                       Page
-------         -----------                                                                                   ------------

10.4            Settlement Agreement, dated June 5, 1992, by and between Warner-Lambert
                  Company and the Registrant..............................................................             (2)
10.5            Administrative Consent Order, dated March 13, 1989, between the Registrant
                  and the New Jersey Department of Environmental Protection and Energy....................             (2)

10.6(a)         Employment Agreement, dated March 3, 1995, by and between Sterile Products
                Holdings, and Sterile Products Corporation and C. C. Van Noy (B)..........................             (4)

10.6(b)         Employment Protection Agreement, dated December 8, 1997, by and between the
                Registrant and William C. Weathersby (B)..................................................             (8)

10.6(c)         Employment Protection Agreement, dated December 8, 1997, by and between the
                Registrant and James V. Heim (B)..........................................................             (8)

10.6(d)         Employment Protection Agreement, dated December 8, 1997, by and between the
                Registrant and Thomas G. Kasvin (B).......................................................             (8)

10.7            The American Safety Razor Company Stock Option Plan.......................................             (1)

10.8            Confidentiality Agreement dated as of December 4, 1997 between PaineWebber
                  Incorporated and J. W. Childs Associates, L.P...........................................            (10)

10.9            Confidentiality Agreement dated as of January 12, 1999 between PaineWebber
                  Incorporated and J. W. Childs Associates, L.P...........................................            (10)

10.10           RSA Holdings Corp. of Delaware 1999 Stock Incentive Plan..................................            (14)

10.11           Employment Agreement, dated August 9, 1999, by and between the Registrant and
                  James D. Murphy (B)

16              Letter re Change in Certifying Accountant.................................................       (4), (15)

21              List of Subsidiaries of the Registrant


-----------------------

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

(13) Incorporated by reference to the exhibits filed with the Registrant's Form 10-K for the fiscal year ended December 31, 1999.

(14) Incorporated by reference to the exhibits filed with the Registrant's Form 10-Q for the quarter ended June 30, 2000.

(15) Incorporated by reference to the exhibits filed with the Registrant's Form 8-K, dated April 20, 2000.

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

                                                                     Exhibit 21


LIST OF SUBSIDIARIES OF THE REGISTRANT (1):

Subsidiary

American Safety Razor Corporation

American Safety Razor Australia PTY Limited

American Safety Razor do Brasil, Ltda.

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