Form 10-Q
period 2001-03-31
AMERICAN SAFETY RAZOR CO
filed 2001-05-08
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarter Ended March 31, 2001

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 2001.

            Class                                  Outstanding at May 2, 2001
            -----                                  --------------------------

Common Stock, $.01 Par Value                                12,110,349

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index
                                     -----


                                                                   Page Number
                                                                   -----------
Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 2001 (Unaudited) and December 31, 2000                 1

            Condensed Consolidated Statements of Operations (Unaudited)
            Three months ended March 31, 2001 and March 31, 2000             3

            Condensed Consolidated Statements of Comprehensive Income
            (Unaudited)
            Three months ended March 31, 2001 and March 31, 2000             4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Three months ended March 31, 2001 and March 31, 2000             5

            Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20


Part II.    Other Information

   Item 1.  Legal Proceedings                                               20

   Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                                  21

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                   March 31,              December 29,
                                                     2001                   2000
                                                  -----------             ------------
                                                  (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                        $  2,062                $  2,142
    Accounts receivable, net                           52,046                  51,697
    Inventories                                        59,743                  61,628
    Deferred income taxes                               4,672                   5,394
    Prepaid expenses                                    2,926                     970
                                                     --------                --------

        Total current assets                          121,449                 121,831

Property and equipment, net                            91,377                  91,814

Intangible assets, net:
    Goodwill, trademarks and patents                  155,744                 156,814
    Other                                               5,227                   5,292
                                                     --------                --------
                                                      160,971                 162,106

Prepaid pension cost and other                         14,227                  13,835
                                                     --------                --------




Total assets                                         $388,024                $389,586
                                                     ========                ========



















See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)




                                                                                March 31,              December 29,
                                                                                  2001                   2000
                                                                               -----------            -------------
                                                                               (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $ 15,862                 $ 15,217
    Accrued expenses and other                                                     10,050                   12,281
    Payroll and related liabilities                                                 5,144                    4,673
    Accrued interest                                                                1,603                    3,342
    Income taxes payable                                                            3,133                    2,931
    Current maturities of long-term obligations                                    13,155                   11,925
                                                                                 --------                 --------

        Total current liabilities                                                  48,947                   50,369

Long-term obligations                                                             179,988                  179,098
Retiree benefits and other                                                         27,153                   26,916
Pension and other liabilities                                                       1,112                    1,188
Deferred income taxes                                                              17,726                   18,155
                                                                                 --------                 --------

Total liabilities                                                                 274,926                  275,726
                                                                                 --------                 --------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000
        shares authorized; 12,110,349 shares issued and
        outstanding at March 31, 2001 and December 29, 2000                           121                      121
    Additional paid-in capital                                                    172,843                  172,843
    Advances to RSA Holdings Corporation, net                                     (52,049)                 (52,061)
    Accumulated deficit                                                            (6,383)                  (6,466)
    Accumulated other comprehensive loss                                           (1,434)                    (577)
                                                                                 --------                 --------
                                                                                  113,098                  113,860
                                                                                 --------                 --------

Total liabilities and stockholders' equity                                       $388,024                 $389,586
                                                                                 ========                 ========













See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                                                  Three Months Ended
                                                                       March 31,
                                                                 2001            2000
                                                                -------        -------


Net sales                                                       $77,663        $76,540
Cost of sales                                                    55,234         52,103
                                                                -------        -------

    Gross profit                                                 22,429         24,437

Selling, general and administrative expenses                     15,984         18,729
Amortization of intangible assets                                 1,099          1,188
                                                                -------        -------

    Operating income                                              5,346          4,520

Interest expense                                                  5,169          4,714
                                                                -------        -------

    Income (loss) before income taxes                               177           (194)

Income taxes (benefit)                                               94            (91)
                                                                -------        -------

Net income (loss)                                               $    83        $  (103)
                                                                =======        =======

Basic earnings per share:
    Net income (loss)                                             $0.01         $(0.01)
                                                                  =====         ======

    Weighted average number of shares outstanding                12,110         12,110
                                                                 ======         ======

Diluted earnings per share:
    Net income (loss)                                             $0.01         $(0.01)
                                                                  =====         ======

    Weighted average number of shares outstanding                12,110         12,110
                                                                 ======         ======










See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                     Three Months Ended
                                                          March 31,
                                                     2001            2000
                                                   -------         -------


Net income (loss)                                  $   83           $(103)
Other comprehensive loss:
   Foreign currency translation adjustments          (857)           (308)
                                                   ------          ------
Comprehensive loss                                  $(774)          $(411)
                                                    =====           =====





































See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2001            2000
                                                                                         --------        --------

Operating activities
Net income (loss)                                                                        $    83          $ (103)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
        Depreciation and amortization                                                      4,858           4,451
        Interest and financing costs                                                         367             361
        Retiree benefits and other                                                        (1,088)           (629)
        Deferred income taxes                                                                293            (278)
        Changes in operating assets and liabilities:
             Accounts receivables                                                           (349)          1,627
             Inventories                                                                   1,885          (3,386)
             Prepaid expenses                                                             (1,956)           (105)
             Accounts payable                                                                645           1,451
             Accrued and other expenses                                                   (3,297)         (4,146)
                                                                                         -------          ------

Net cash provided by (used in) operating activities                                        1,441            (757)

Investing activities
Capital expenditures                                                                      (3,322)         (3,080)
Other, net                                                                                   (15)              -
                                                                                         -------          ------

Net cash used in investing activities                                                     (3,337)         (3,080)

Financing activities
Repayment of long-term obligations                                                       (11,645)         (2,475)
Proceeds from borrowings                                                                  13,750               -
Deferred loan fees                                                                          (301)              -
Advances to parent, net                                                                       12               -
                                                                                         -------          ------

Net cash provided from (used in) financing activities                                      1,816          (2,475)
                                                                                         -------          ------

Net decrease in cash and cash equivalents                                                    (80)         (6,312)
Cash and cash equivalents, beginning of period                                             2,142          12,500
                                                                                         -------          ------

Cash and cash equivalents, end of period                                                 $ 2,062          $6,188
                                                                                         =======          ======





See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 29, 2001.

The balance sheet at December 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 29, 2000.

Effective December 30, 2000, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Friday closest to December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change in fiscal year did not have a material effect on the Company's financial position, results of operations or cash flows for the three months ended March 31, 2001.

Certain prior period amounts have been reclassified to conform with the 2001 presentation.


NOTE B - INVENTORIES

Inventories consisted of:

                                 March 31, 2001       December 29, 2000
                                 --------------       -----------------
                                               (In thousands)

Raw materials                           $27,525                 $29,240
Work-in-process                           5,302                   5,110
Finished goods                           22,309                  22,810
Operating supplies                        4,607                   4,468
                                       --------                --------
                                        $59,743                 $61,628
                                        =======                 =======


NOTE C - LONG TERM OBLIGATIONS

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

At March 31, 2001, the Company had approximately $9.3 million available for future borrowings under its revolving credit facilities.

NOTE D - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments and requires the Company to recognize all derivatives on the balance sheet at fair value. This new standard, as amended by FAS 137 and FAS 138 was adopted by the Company on December 30, 2000. The Company's use of derivative instruments is limited to interest rate cap and swap agreements and foreign currency option and forward contracts.

The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expire in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. The Company has also entered into foreign currency option and forward contracts, which expire in monthly amounts through August 2001, to manage its risk of foreign currency fluctuations. These derivatives are not designated as hedges. At December 30, 2000, the fair market value of the interest rate cap and swap agreements was an asset of approximately $6,000 and the fair market value of the foreign currency option contracts was a liability of approximately $302,000. At December 30, 2000, there were no foreign currency forward contracts outstanding.

For the three months ended March 31, 2001, the Company recognized a net loss of approximately $145,000 related to the interest rate swap agreement which is included in interest expense in the consolidated statement of operations. For the three months ended March 31, 2001, the Company recognized a net gain of approximately $255,000 related to the foreign currency option and forward contracts which is included in selling, general and administrative expenses in the consolidated statement of operations.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. The Company has historically followed the practice of recording the cost of discounts, coupons and rebates as a selling expense. The Company is required to adopt EITF No. 00-14 in the first quarter of 2002. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company adopted the consensus in the first quarter of 2001 relating to volume rebates and recorded approximately $608,000 of volume rebates as a reduction of revenue. The consolidated statement of operations for the three months ended March 31, 2000 was reclassified to conform to the new classification which resulted in volume rebates of approximately $669,000 being reflected as a reduction of revenue. As the Company's current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, the adoption of the consensus did not have any impact on the Company's financial position or results of operations.

NOTE E - SEGMENT INFORMATION


                                                             Three Months Ended             Three Months Ended
                                                                March 31, 2001                March 31, 2000
                                                          -------------------------      ------------------------
                                                             Net         Operating          Net        Operating
                                                            Sales      Income (Loss)       Sales     Income (Loss)
                                                          ---------    -------------     ---------   -------------
                                                                                    (In Thousands)

Razors and Blades                                           $50,369          $5,300        $50,157         $4,584
Cotton and Foot Care                                         21,085              70         19,895             55
Custom Bar Soap                                               6,209             (24)         6,488           (119)
                                                            -------          ------        -------         ------
                                                            $77,663           5,346        $76,540          4,520
                                                            =======                        =======
Interest expense                                                              5,169                         4,714
                                                                             ------                        ------
Income (loss) before income taxes                                            $  177                        $ (194)
                                                                             ======                        ======

                                                            Total
                                                            Assets
                                                           -------
                                                             March
                                                           31, 2001
                                                           --------

Razors and Blades                                          $305,759
Cotton and Foot Care                                         52,912
Custom Bar Soap                                              29,353
                                                           --------
                                                           $388,024
                                                           ========


NOTE F - CONTINGENCIES

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

The following condensed consolidating financial information presents condensed consolidating financial statements as of March 31, 2001 and December 31, 2000, and for the three months ended March 31, 2001 and 2000, of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non- guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.

               Condensed Consolidating Balance Sheets (Unaudited)

                                 March 31, 2001


                                                                                             Non-
                                                                              Guarantor    guarantor
                                                                    ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  -------- ------------ ------------  ------------  ------------
                                                                                       (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                      $    220      $   426      $ 1,416     $       -      $  2,062
   Accounts receivable, net                                         25,056        9,317       18,004          (331)       52,046
   Advances receivable--subsidiaries                                62,765            -            -       (62,765)            -
   Inventories                                                      33,142       14,098       13,309          (806)       59,743
   Income taxes and prepaid expenses                                 4,611        1,880        1,107             -         7,598
                                                                  --------      ------       ------      ---------      -------

     Total current assets                                          125,794       25,721       33,836       (63,902)      121,449

Property and equipment, net                                         60,937       23,606        6,834             -        91,377
Intangible assets, net                                             134,043       21,995        4,933             -       160,971
Prepaid pension cost and other                                       4,784        9,422           21             -        14,227
Investment in subsidiaries                                          32,968            -        4,643       (37,611)            -
                                                                  --------      -------      -------     ---------      --------

     Total assets                                                 $358,526      $80,744      $50,267     $(101,513)     $388,024
                                                                  ========      =======      =======     =========      ========

Liabilities and stockholder's equity Current liabilities:
   Accounts payable, accrued expenses
     and other                                                    $ 22,123      $ 7,583      $ 6,088     $      (2)     $ 35,792
   Advances payable--subsidiaries                                        -       47,733       16,167       (63,900)            -
   Current maturities of long-term obligations                      13,105           50            -             -        13,155
                                                                  --------      -------      -------     ---------      --------

     Total current liabilities                                      35,228       55,366       22,255       (63,902)       48,947

Long-term obligations                                              179,881          107            -             -       179,988
Retiree benefits and other                                          17,668       10,597            -             -        28,265
Deferred income taxes                                               12,333        4,855          538             -        17,726
                                                                  --------      -------      -------     ---------      --------

     Total liabilities                                             245,110       70,925       22,793       (63,902)      274,926
                                                                  --------      -------      -------     ---------      --------

Stockholder's equity
   Common stock                                                        121            -            2            (2)          121
   Additional paid-in capital                                      172,843       12,948       23,736       (36,684)      172,843
   Advances to RSA Holdings Corporation, net                       (52,049)           -            -             -       (52,049)
   (Accumulated deficit) retained earnings                          (6,367)      (3,129)       5,472        (2,359)       (6,383)
   Dividends                                                           302            -         (302)            -             -
   Accumulated other comprehensive loss                             (1,434)           -       (1,434)        1,434        (1,434)
                                                                  --------      -------      -------     ---------      --------
                                                                   113,416        9,819       27,474       (37,611)      113,098
                                                                  --------      -------      -------     ---------      --------
   Total liabilities and stockholder's equity                     $358,526      $80,744      $50,267     $(101,513)     $388,024
                                                                  ========      =======      =======     =========      ========


                     Condensed Consolidating Balance Sheets

                                December 29, 2000


                                                                                             Non-
                                                                              Guarantor    guarantor
                                                                     ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  --------  ------------ ------------  ------------  ------------
                                                                                        (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                      $     97      $   191      $ 1,854     $       -      $  2,142
   Accounts receivable, net                                         22,304       11,393       18,331          (331)       51,697
   Advances receivable--subsidiaries                                66,995            -            -       (66,995)            -
   Inventories                                                      31,915       15,679       14,979          (945)       61,628
   Income taxes and prepaid expenses                                 3,788        2,278          298             -         6,364
                                                                  --------      -------      -------     ---------      --------

     Total current assets                                          125,099       29,541       35,462       (68,271)      121,831

Property and equipment, net                                         60,767       23,993        7,054             -        91,814
Intangible assets, net                                             134,978       22,161        4,967             -       162,106
Prepaid pension cost and other                                       4,533        9,281           21             -        13,835
Investment in subsidiaries                                          33,687            -        5,297       (38,984)            -
                                                                  --------      -------      -------     ---------      --------
     Total assets                                                 $359,064      $84,976      $52,801     $(107,255)     $389,586
                                                                  ========      =======      =======     =========      ========

Liabilities and stockholder's equity Current liabilities:
   Accounts payable, accrued expenses
     and other                                                    $ 23,731     $  8,300      $ 6,413     $       -      $ 38,444
   Advances payable--subsidiaries                                        -       50,472       17,799       (68,271)            -
   Current maturities of long-term obligations                      11,875           50            -             -        11,925
                                                                  --------      -------      -------     ---------      --------

     Total current liabilities                                      35,606       58,822       24,212       (68,271)       50,369

Long-term obligations                                              178,979          119            -             -       179,098
Retiree benefits and other                                          17,495       10,609            -             -        28,104
Deferred income taxes                                               12,820        4,792          543             -        18,155
                                                                  --------      -------      -------     ---------      --------

     Total liabilities                                             244,900       74,342       24,755       (68,271)      275,726
                                                                  --------      -------      -------     ---------      --------

Stockholder's equity
   Common stock                                                        121            -            2            (2)          121
   Additional paid-in capital                                      172,843       12,948       23,736       (36,684)      172,843
   Advances to RSA Holdings Corporation, net                       (52,061)           -            -             -       (52,061)
   (Accumulated deficit) retained earnings                          (6,464)      (2,314)       5,187        (2,875)       (6,466)
   Dividends                                                           302            -         (302)            -             -
   Accumulated other comprehensive loss                               (577)           -         (577)          577          (577)
                                                                  --------      -------      -------     ---------      --------
                                                                   114,164       10,634       28,046       (38,984)      113,860
                                                                  --------      -------      -------     ---------      --------
     Total liabilities and stockholder's equity                   $359,064      $84,976      $52,801     $(107,255)     $389,586
                                                                  ========      =======      =======     =========      ========

          Condensed Consolidating Statements of Operations (Unaudited)

                        Three Months Ended March 31, 2001


                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net sales                                           $38,448      $27,447      $19,560       $(7,792)      $77,663
Cost of sales                                        23,721       24,091       15,214        (7,792)       55,234
                                                    -------      -------      -------       -------       -------

Gross profit                                         14,727        3,356        4,346             -        22,429

Selling, general and
     administrative expenses                          9,516        3,143        3,325             -        15,984
Amortization of intangible assets                       899          166           34             -         1,099
                                                    -------      -------      -------       -------       -------

Operating income                                      4,312           47          987             -         5,346

Other income (expense):
     Equity in earnings (losses) of affiliates          138            -         (654)          516             -
     Interest expense                                (4,546)      (1,250)         627             -        (5,169)
                                                    -------      -------      -------       -------       -------

(Loss) income before income taxes                       (96)      (1,203)         960           516           177
Income taxes (benefit)                                 (193)        (388)         675             -            94
                                                    -------      -------      -------       -------       -------

Net income (loss)                                   $    97      $  (815)     $   285       $   516       $    83
                                                    =======      =======      =======       =======       =======

          Condensed Consolidating Statements of Operations (Unaudited)

                        Three Months Ended March 31, 2000


                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net sales                                           $40,311      $26,634      $15,925       $(6,330)      $76,540
Cost of sales                                        23,582       23,045       11,806        (6,330)       52,103
                                                    -------      -------      -------       -------       -------

Gross profit                                         16,729        3,589        4,119             -        24,437

Selling, general and
     administrative expenses                         12,531        3,403        2,795             -        18,729
Amortization of intangible assets                       898          250           40             -         1,188
                                                    -------      -------      -------       -------       -------

Operating income (loss)                               3,300          (64)       1,284             -         4,520

Other income (expense):
     Equity in earnings (losses) of affiliates          402            -         (520)          118             -
     Interest expense                                (4,150)      (1,090)         526             -        (4,714)
                                                    -------      -------      -------       -------       -------
(Loss) income before income taxes                      (448)      (1,154)       1,290           118          (194)
Income taxes (benefit)                                 (345)        (419)         673             -           (91)
                                                    -------      -------      -------       -------       -------

Net (loss) income                                    $ (103)     $  (735)     $   617       $   118       $  (103)
                                                     ======      ===--==      =======       =======       =======

     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                        Three Months Ended March 31, 2001


                                                                              Non-
                                                               Guarantor    guarantor
                                                       ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                     ------   ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net income (loss)                                     $  97        $(815)       $ 285        $  516         $  83
Other comprehensive loss:
   Foreign currency translation adjustments            (857)           -         (857)          857          (857)
                                                      -----        -----        -----        ------         -----
Comprehensive income (loss)                           $(760)       $(815)       $(572)       $1,373         $(774)
                                                      =====        =====        =====        ======         =====






     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                        Three Months Ended March 31, 2000



                                                                               Non-
                                                                Guarantor    guarantor
                                                       ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                      -----    ----------- ------------  ------------  ------------
                                                                         (In thousands)

Net (loss) income                                     $(103)       $(735)        $617           $118        $(103)
Other comprehensive loss:
   Foreign currency translation adjustments            (308)           -         (308)           308         (308)
                                                      -----        -----         ----           ----        -----
Comprehensive (loss) income                           $(411)       $(735)        $309           $426        $(411)
                                                      =====        =====         ====           ====        =====


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                        Three Months Ended March 31, 2001




                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                    -------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Operating activities
Net cash (used in) provided by
     operating activities                           $(3,350)      $3,462       $1,470        $ (141)      $ 1,441

Investing activities
Capital expenditures                                 (2,585)        (461)        (276)            -        (3,322)
Other                                                   (15)           -            -             -           (15)
Advances from (to) subsidiaries                       4,230            -            -        (4,230)            -
                                                    -------       ------       ------        ------       -------

Net cash provided by (used in)
     investing activities                             1,630         (461)        (276)       (4,230)       (3,337)

Financing activities
Repayment of long-term obligations                  (11,618)         (27)           -             -       (11,645)
Proceeds from borrowings                             13,750            -            -             -        13,750
Deferred loan fees                                     (301)           -            -             -          (301)
Advances from (to) subsidiaries                           -       (2,739)      (1,632)        4,371             -
Advances to parent                                       12            -            -             -            12
                                                    -------       ------       ------        ------       -------

Net cash provided by (used in)
     financing activities                             1,843       (2,766)      (1,632)        4,371         1,816

Net increase (decrease) in cash and cash
   equivalents                                          123          235         (438)            -           (80)
Cash and cash equivalents, beginning of
   period                                                97          191        1,854             -         2,142
                                                     ------       ------       ------        ------       -------
Cash and cash equivalents, end of
   period                                            $  220       $  426       $1,416        $    -       $ 2,062
                                                     ======       ======       ======        ======       =======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                        Three Months Ended March 31, 2000


                                                                              Non-
                                                               Guarantor    guarantor
                                                      ASR    Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                     ------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Operating activities
Net cash provided by (used in)
     operating activities                            $1,274       $ (436)     $(1,526)         $(69)       $ (757)

Investing activities
Capital expenditures                                 (2,526)        (407)        (147)            -        (3,080)
Advances from (to) subsidiaries                        (951)           -            -           951             -
                                                     ------       ------      -------          ----        ------

Net cash used in investing activities                (3,477)        (407)        (147)          951        (3,080)

Financing activities
Repayment of long-term obligations                   (1,586)         (59)        (830)            -        (2,475)
Advances from (to) subsidiaries                           -        1,130         (230)         (900)            -
                                                     ------       ------      -------          ----        ------

Net cash (used in) provided by
     financing activities                            (1,586)       1,071       (1,060)         (900)       (2,475)

Net (decrease) increase in cash and cash
   equivalents                                       (3,789)         228       (2,733)          (18)       (6,312)
Cash and cash equivalents, beginning of
   period                                             6,221        1,180        5,081            18        12,500
                                                     ------       ------      -------          ----        ------
Cash and cash equivalents, end of
   period                                            $2,432       $1,408      $ 2,348          $  -        $6,188
                                                     ======       ======      =======          ====        ======

                                      -16-

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant's Annual Report on Form 10-K for the year ended December 29, 2000.


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


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Sales. Net sales for the three months ended March 31, 2001 and 2000, were $77.7 million and $76.5 million, respectively, an increase of $1.2 million, or 1.5%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended March 31, 2001 and 2000, were $50.4 million and $50.1 million, respectively, an increase of $0.3 million or 0.4%.

Net sales of shaving razors and blades for the three months ended March 31, 2001 and 2000, were $35.2 million and $34.2 million, respectively, an increase of $1.0 million, or 2.8%. Net sales of domestic value branded shaving products increased 2.0%, primarily reflecting sales gains relating to the premium rubber grip and long handle disposable razors which was somewhat offset by reduced sales volume to certain customers due primarily to the timing of promotional programs. Net sales of domestic private label shaving products decreased 16.3% primarily reflecting a decline in promotional programs by a key customer. Net sales of shaving products in international markets increased 14.1% (net of a 6% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets. The increase results primarily from increased sales of the Tri-Flexxx(TM), long handle and welter weight disposable shaving products and from increased sales penetration in existing and new markets.

Net sales of blades and bladed hand tools for the three months ended March 31, 2001 and 2000, were $11.1 million and $12.0 million, respectively, a decrease of $0.9 million, or 8.1%. The decrease primarily reflects demand softness and inventory reductions experienced in certain markets.

Net sales of specialty industrial and medical blades for the three months ended March 31, 2001 and 2000, were $4.1 million and $3.9 million, respectively, an increase of $0.2 million, or 5.8%. Sales of specialty industrial products decreased 5.0%, as a result of reduced usage in certain markets. Sales of medical products increased 14.9% reflecting distribution gains.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended March 31, 2001 and 2000, were $21.1 million and $19.9 million, respectively, an increase of $1.2 million or 6.0%. The increase results primarily from an increase in promotional programs by a key customer which was somewhat offset by reduced sales volume resulting from redesign of products by certain medical cotton customers.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended March 31, 2001 and 2000, were $6.2 million and $6.5 million, respectively, a decrease of $0.3 million or 4.3%. The decrease results primarily from decreased sales volume to several pharmaceutical/skin care customers including repackaging of products for one customer, which was somewhat offset by increased sales volume to several skin care/specialty customers.

Gross Profit. Gross profit decreased $2.0 million to $22.4 million during the three months ended March 31, 2001, from $24.4 million for the three months ended March 31, 2000. As a percentage of net sales, gross profit was 28.9% for the three months ended March 31, 2001, and 31.9% for the three months ended March 31, 2000. Blade margins declined due primarily to changes in product mix, higher manufacturing overheads, higher depreciation expense related to capacity expansion projects and from the negative impact of unfavorable exchange rates. Cotton margins declined due primarily to changes in product mix and higher shipping costs which were somewhat offset by labor efficiencies and lower material costs.

Operating and Other Expenses. Selling, general and administrative expenses were 20.6% of net sales for the three months ended March 31, 2001, compared to 24.5% for the three months ended March 31, 2000. The decrease primarily reflects a decrease in promotional spending for our shaving blade and cotton products and a decrease in legal expenses. Amortization of intangible assets was substantially unchanged at $1.1 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2000. Interest expense increased $0.5 million to $5.2 million for the three months ended March 31, 2001, from $4.7 million for the three months ended March 31, 2000, due primarily from additional borrowings under the Company's revolving credit facilities and additional interest expense relating to the interest rate swap agreement which were somewhat offset by a decrease in interest rates and lower debt outstanding under the Company's term loans.

The Company's effective income tax rate was 53.1% for the three months ended March 31, 2001, versus 46.9% for the three months ended March 31, 2000, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facilities. Net cash provided by operating activities amounted to $1.4 million for the three months ended March 31, 2001 and net cash used in operating activities amounted to $0.8 million for the three months ended March 31, 2000. Net cash provided by operating activities for the three months ended March 31, 2001 primarily reflects an increase in net income and changes in working capital accounts, primarily inventories, prepaid expenses and accrued expenses and other. Net cash used in investing activities related to capital expenditures of $3.3 million for the three months ended March 31, 2001. Net cash provided from financing activities resulted primarily from net borrowings of $2.1 million for the three months ended March 31, 2001.

At March 31, 2001, the Company had approximately $9.3 million available for future borrowings under its revolving credit facilities.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facilities will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and tax obligations for at least the next 12 months.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on March 31, 2001 and March 31, 2000. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.


Interest Rate Risk

At March 31, 2001, the Company carried $193.1 million of outstanding debt on its balance sheet, with $123.2 million of that total held at variable interest rates. The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the three months ended March 31, 2001 and 2000, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on March 31, 2001, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $2.6 million.


Foreign Currency Risk

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company has entered into currency option and forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at March 31, 2001 was not material to the Company's earnings, cash flow and financial position.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments and requires the Company to recognize all derivatives on the balance sheet at fair value. This new standard, as amended by FAS 137 and FAS 138 was adopted by the Company on December 30, 2000. The Company's use of derivative instruments is limited to interest rate cap and swap agreements and foreign currency option and forward contracts.

The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expire in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. The Company has also entered into foreign currency option and forward contracts, which expire in monthly amounts through August 2001, to manage its risk of foreign currency fluctuations. These derivatives are not designated as hedges. At December 30, 2000, the fair market value of the interest rate cap and swap agreements was an asset of approximately $6,000 and the fair market value of the foreign currency option contracts was a liability of approximately $302,000. At December 30, 2000, there were no foreign currency forward contracts outstanding.

For the three months ended March 31, 2001, the Company recognized a net loss of approximately $145,000 related to the interest rate swap agreement which is included in interest expense in the consolidated statement of operations. For the three months ended March 31, 2001, the Company recognized a net gain of approximately $255,000 related to the foreign currency option and forward contracts which is included in selling, general and administrative expenses in the consolidated statement of operations.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. The Company has historically followed the practice of recording the cost of discounts, coupons and rebates as a selling expense. The Company is required to adopt EITF No. 00-14 in the first quarter of 2002. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company adopted the consensus in the first quarter of 2001 relating to volume rebates and recorded approximately $608,000 of volume rebates as a reduction of revenue. The consolidated statement of operations for the three months ended March 31, 2000 was reclassified to conform to the new classification which resulted in volume rebates of approximately $669,000 being reflected as a reduction of revenue. As the Company's current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, the adoption of the consensus did not have any impact on the Company's financial position or results of operations.

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


Item 6.  Exhibits and Reports on Form 8-K

          a. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMERICAN SAFETY RAZOR COMPANY




May 8, 2001                          By /s/James D. Murphy
----------------                       --------------------------------------
Date                                     James D. Murphy
                                         President and Chief Executive Officer




May 8, 2001                          By /s/J. Andrew Bolt
-----------------                       --------------------------------------
Date                                     J. Andrew Bolt
                                         Senior Vice President
                                         Chief Financial Officer