Form 10-Q
period 2001-06-30
AMERICAN SAFETY RAZOR CO
filed 2001-08-09
CIK 750339

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549


                          FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended June 30, 2001

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ___________


               Commission File Number 0-21952


                AMERICAN SAFETY RAZOR COMPANY
   (Exact name of registrant as specified in its charter)



     Delaware                            54-1050207
     --------                            ----------
(State of incorporation)          (I.R.S.Employer Identification Number)


240 Cedar Knolls Road, Suite 401, Cedar Knolls, New Jersey 07927
----------------------------------------------------------------
(Address of principal executive offices, including zip code)


(973) 753-3000
---------------- --------------
(Registrant's telephone number)





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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2001.

         Class                           Outstanding at August 3, 2001
         -----                           -----------------------------

Common Stock, $.01 Par Value                      12,110,349

                AMERICAN SAFETY RAZOR COMPANY


                            Index
                            -----


                                                                    Page Number
                                                                    -----------
Part I.    Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 2001 (Unaudited) and December 29, 2000                    1

           Condensed Consolidated Statements of Income (Unaudited)
           Three and Six Months Ended June 30, 2001 and June 30, 2000         3

           Condensed Consolidated Statements of Comprehensive Income
           (Unaudited)
           Three and Six Months Ended June 30, 2001 and June 30, 2000         4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Six Months Ended June 30, 2001 and June 30, 2000                   5

           Notes to Condensed Consolidated Financial Statements (Unaudited)   6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        21


Part II.   Other Information

   Item 1. Legal Proceedings                                                 22

   Item 6. Exhibits and Reports on Form 8-K                                  22

Signatures                                                                   23


                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      June 30,      December 29,
                                                        2001            2000
                                                    ----------      ------------
                                                    (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                      $  1,580           $  2,142
    Accounts receivable, net                         54,245             51,697
    Inventories                                      61,632             61,628
    Deferred income taxes                             4,157              5,394
    Prepaid expenses                                  3,226                970
                                                   --------           --------

        Total current assets                        124,840            121,831

Property and equipment, net                          92,465             91,814

Intangible assets, net:
    Goodwill, trademarks and patents                154,758            156,814
    Other                                             5,035              5,292
                                                   --------           --------
                                                    159,793            162,106

Prepaid pension cost and other                       14,618             13,835
                                                   --------           --------













Total assets                                       $391,716           $389,586
                                                   ========           ========












See accompanying notes.



                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                        June 30,       December 29,
                                                                          2001            2000
                                                                      -----------      ------------
                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                 $ 18,999            $ 15,217
    Accrued expenses and other                                         10,653              12,281
    Payroll and related liabilities                                     4,176               4,673
    Accrued interest                                                    3,347               3,342
    Income taxes payable                                                2,404               2,931
    Current maturities of long-term obligations                        14,202              11,925
                                                                     --------            --------

        Total current liabilities                                      53,781              50,369

Long-term obligations                                                 178,210             179,098
Retiree benefits and other                                             27,379              26,916
Pension and other liabilities                                           1,097               1,188
Deferred income taxes                                                  17,707              18,155
                                                                     --------            --------

Total liabilities                                                     278,174             275,726
                                                                     --------            --------

Stockholder's equity:
    Common stock, $.01 par value, 25,000,000
        shares authorized; 12,110,349 shares issued and
        outstanding at June 31, 2001 and December 29, 2000                121                 121
    Additional paid-in capital                                        172,843             172,843
    Advances to RSA Holdings Corporation, net                         (52,141)            (52,061)
    Accumulated deficit                                                (6,035)             (6,466)
    Accumulated other comprehensive loss                               (1,246)               (577)
                                                                     --------            --------
                                                                      113,542             113,860
                                                                     --------            --------

Total liabilities and stockholder's equity                           $391,716            $389,586
                                                                     ========            ========












See accompanying notes.



                                            AMERICAN SAFETY RAZOR COMPANY
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                        (In thousands, except per share data)



                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ---------------------    ----------------------
                                                                     2001         2000         2001         2000
                                                                   ----------   --------    ---------    ---------

Net sales                                                          $80,953       $79,141     $158,616     $155,681
Cost of sales                                                       58,348        53,535      113,582      105,638
                                                                   -------      --------     --------     --------

     Gross profit                                                   22,605        25,606       45,034       50,043

Selling, general and administrative expenses                        15,408        16,412       31,392       35,141
Amortization of intangible assets                                    1,098         1,174        2,197        2,362
                                                                   -------       -------     --------     --------

     Operating income                                                6,099         8,020       11,445       12,540

Interest expense                                                     5,128         4,839       10,297        9,553
                                                                   -------       -------     --------     --------

     Income before income taxes                                        971         3,181        1,148        2,987

Income taxes                                                           623         1,486          717        1,395
                                                                   -------       -------     --------     --------

Net income                                                         $   348       $ 1,695     $    431     $  1,592
                                                                   =======       =======     ========     ========

Basic earnings per share:
     Net income                                                      $0.03         $0.14        $0.04       $0.13
                                                                     =====         =====        =====       =====

     Weighted average number of shares outstanding                  12,110        12,110       12,110       12,110
                                                                    ======        ======       ======       ======

Diluted earnings per share:
     Net income                                                      $0.03         $0.14        $0.04        $0.13
                                                                     =====         =====        =====        =====

     Weighted average number of shares outstanding                  12,110        12,110       12,110       12,110
                                                                    ======        ======       ======       ======


See accompanying notes.


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)


                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                   ----------------------     ----------------------
                                                                    2001         2000          2001         2000
                                                                   --------    ----------     --------    ----------


Net income                                                           $348       $1,695          $ 431        $1,592
Other comprehensive income (loss):
   Foreign currency translation adjustments                           188         (559)          (669)         (867)
                                                                     ----       ------          -----        ------
Comprehensive income (loss)                                          $536       $1,136          $(238)       $  725
                                                                     ====       ======          =====        ======









































See accompanying notes.



                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                           Six Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                         2001          2000
                                                                       --------     ----------


Operating activities
Net income                                                              $  431       $1,592
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Depreciation and amortization                                    9,687        8,917
        Interest and financing costs                                       750          726
        Retiree benefits and other                                      (1,080)      (1,897)
        Deferred income taxes                                              789          392
        Changes in operating assets and liabilities:
             Accounts receivable                                        (2,548)      (1,028)
             Inventories                                                    (4)      (6,415)
             Prepaid expenses                                           (2,256)        (463)
             Accounts payable                                            3,782        2,623
             Accrued and other expenses                                 (2,647)      (1,666)
                                                                        ------       ------

Net cash provided by operating activities                                6,904        2,781

Investing activities
Capital expenditures                                                    (6,488)      (6,347)
Other, net                                                                (125)          -
                                                                        ------       ------

Net cash used in investing activities                                   (6,613)      (6,347)

Financing activities
Repayment of long-term obligations                                     (27,794)      (5,450)
Proceeds from borrowings                                                27,500       10,000
Deferred loan fees                                                        (479)         (39)
Advances to parent, net                                                    (80)      (9,669)
                                                                        -------       ------

Net cash used in financing activities                                     (853)      (5,158)
                                                                        ------       ------

Net decrease in cash and cash equivalents                                 (562)      (8,724)
Cash and cash equivalents, beginning of period                           2,142       12,500
                                                                        ------       ------

Cash and cash equivalents, end of period                                $1,580       $3,776
                                                                        ======       ======



See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 29, 2001.

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

Effective December 30, 2000, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Friday closest to December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change in fiscal year did not have a material effect on the Company's financial position, results of operations or cash flows for the six months ended June 30, 2001.

Certain prior period amounts have been reclassified to conform with the 2001 presentation.


NOTE B - INVENTORIES

Inventories consisted of:

                                         June 30, 2001       December 29, 2000
                                         -------------       -----------------
                                                  (In thousands)

Raw materials                                  $27,186                 $29,240
Work-in-process                                  6,645                   5,110
Finished goods                                  23,363                  22,810
Operating supplies                               4,438                   4,468
                                              --------                --------
                                               $61,632                 $61,628
                                               =======                 =======


NOTE C - LONG-TERM OBLIGATIONS

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

At June 30, 2001, the Company had approximately $9.3 million available for future borrowings under its revolving credit facilities.


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

The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expire in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. The Company has also entered into foreign currency option and forward contracts, which expire in monthly amounts through November 2001, to manage its risk of foreign currency fluctuations. These derivatives are not designated as hedges. At December 30, 2000, the fair market value of the interest rate cap and swap agreements was an asset of approximately $6,000 and the fair market value of the foreign currency option contracts was a liability of approximately $302,000. At December 30, 2000, there were no foreign currency forward contracts outstanding.

For the three and six months ended June 30, 2001, the Company recognized a net loss of approximately $113,000 and $258,000, respectively, related to the interest rate swap agreement which is included in interest expense in the consolidated statement of income. For the three and six months ended June 30, 2001, the Company recognized a net gain of approximately $289,000 and $544,000, respectively, related to the foreign currency option and forward contracts which is included in selling, general and administrative expenses in the consolidated statement of income.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This consensus requires that certain activities such as the payment of "slotting fees", cooperative advertising arrangements and "buy downs" be classified as a reduction of revenue. The Company has historically followed the practice of recording such items as a selling expense. The Company is required to adopt EITF No. 00-14 and EITF No. 00-25 in the first quarter of 2002. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company adopted the consensus in the first quarter of 2001 relating to volume rebates and recorded approximately $608,000 in the first quarter of 2001 and approximately $668,000 in the second quarter of 2001 of volume rebates as a reduction of revenue. The consolidated statement of income for the six months ended June 30, 2000 was reclassified to conform to the new classification which resulted in volume rebates of approximately $1,449,000 being reflected as a reduction of revenue. As the Company's current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, the adoption of the consensus did not have any impact on the Company's financial position or results of operations.

NOTE E - SEGMENT INFORMATION

                                          Three Months Ended           Three Months Ended
                                            June 30, 2001                 June 30, 2000
                                       -------------------------    --------------------------
                                                     Operating                     Operating
                                         Net          Income           Net           Income
                                        Sales         (Loss)          Sales          (Loss)
                                       ---------    ------------    -----------    -----------
                                                           (In Thousands)

Razors and Blades                       $52,224         $5,824      $52,312         $7,867
Cotton and Foot Care                     21,072           (227)      19,213           (364)
Custom Bar Soap                           7,657            502        7,616            517
                                        -------         ------      -------         ------
                                        $80,953          6,099      $79,141          8,020
                                        =======                     =======
Interest expense                                         5,128                       4,839
                                                        ------                      ------
Income before income taxes                              $  971                      $3,181
                                                        ======                      ======

                                             Six Months Ended            Six Months Ended
                                              June 30, 2001                June 30, 2000
                                        -------------------------    ------------------------
                                                       Operating                   Operating
                                            Net         Income         Net          Income
                                           Sales        (Loss)        Sales         (Loss)
                                        ----------     ----------   ---------      ---------
                                                            (In Thousands)

Razors and Blades                       $102,593        $11,124     $102,469       $12,451
Cotton and Foot Care                      42,157           (157)      39,108          (309)
Custom Bar Soap                           13,866            478       14,104           398
                                        --------        -------     --------       -------
                                        $158,616         11,445     $155,681        12,540
                                        ========                    ========
Interest expense                                         10,297                      9,553
                                                        -------                    -------
Income before income taxes                              $ 1,148                    $ 2,987
                                                        =======                    =======

                                  Total Assets
                                  June 30, 2001
                                  -------------

Razors and Blades                      $306,469
Cotton and Foot Care                     52,746
Custom Bar Soap                          32,501
                                       --------
                                       $391,716
                                       ========

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

The following condensed consolidating financial information presents condensed consolidating financial statements as of June 30, 2001 and December 31, 2000, and for the six months ended June 30, 2001 and 2000, of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.


               Condensed Consolidating Balance Sheets (Unaudited)

                                  June 30, 2001


                                                                                        Non-
                                                                         Guarantor    guarantor
                                                                ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                              --------  ------------ ------------  ------------  ------------
                                                                                    (In thousands)


Assets
Current assets:
   Cash and cash equivalents                                  $      9      $   111      $ 1,460    $       -     $  1,580
   Accounts receivable, net                                     23,619       11,964       18,994         (332)      54,245
   Advances receivable--subsidiaries                            66,326            -            -      (66,326)           -
   Inventories                                                  33,045       13,640       15,273         (326)      61,632
   Income taxes and prepaid expenses                             3,937        1,801        1,645            -        7,383
                                                              --------      -------      -------    ---------     --------

     Total current assets                                      126,936       27,516       37,372      (66,984)     124,840

Property and equipment, net                                     60,667       24,818        6,980            -       92,465
Intangible assets, net                                         133,068       21,829        4,896            -      159,793
Prepaid pension cost and other                                   5,034        9,563           21            -       14,618
Investment in subsidiaries                                      33,332            -        3,887      (37,219)           -
                                                              --------      -------      -------    ---------     --------
     Total assets                                             $359,037      $83,726      $53,156    $(104,203)    $391,716
                                                              ========      =======      =======    =========     ========

Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                                $ 24,280      $ 8,105      $ 7,196    $      (2)    $ 39,579
   Advances payable--subsidiaries                                    -       49,239       17,743      (66,982)           -
   Current maturities of long-term obligations                  14,080          122            -            -       14,202
                                                              --------      -------      -------    ---------     --------

     Total current liabilities                                  38,360       57,466       24,939      (66,984)      53,781

Long-term obligations                                          176,557        1,653            -            -      178,210
Retiree benefits and other                                      17,839       10,637            -            -       28,476
Deferred income taxes                                           12,394        4,743          570            -       17,707
                                                              --------      -------      -------    ---------     --------

     Total liabilities                                         245,150       74,499       25,509      (66,984)     278,174
                                                              --------      -------      -------    ---------     --------

Stockholder's equity
   Common stock                                                    121            -            2           (2)         121
   Additional paid-in capital                                  172,843       12,948       23,931      (36,879)     172,843
   Advances to RSA Holdings Corporation, net                   (52,141)           -            -            -      (52,141)
   (Accumulated deficit) retained earnings                      (5,992)      (3,721)       5,262       (1,584)      (6,035)
   Dividends                                                       302            -         (302)           -            -
   Accumulated other comprehensive loss                         (1,246)           -       (1,246)       1,246       (1,246)
                                                              --------      -------      -------    ---------     --------
                                                               113,887        9,227       27,647      (37,219)     113,542
                                                              --------      -------      -------    ---------     --------
     Total liabilities and stockholder's equity               $359,037      $83,726      $53,156    $(104,203)    $391,716
                                                              ========      =======      =======    =========     ========


                                       Condensed Consolidating Balance Sheets

                                                  December 29, 2000


                                                                                        Non-
                                                                         Guarantor    guarantor
                                                                ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                              -------   ------------ ------------  ------------  ------------
                                                                                    (In thousands)

Assets
Current assets:
   Cash and cash equivalents                                  $     97      $   191      $ 1,854    $       -     $  2,142
   Accounts receivable, net                                     22,304       11,393       18,331         (331)      51,697
   Advances receivable--subsidiaries                            66,995           -            -       (66,995)           -
   Inventories                                                  31,915       15,679       14,979         (945)      61,628
   Income taxes and prepaid expenses                             3,788        2,278          298           -         6,364
                                                              --------      -------      -------    ---------     --------

     Total current assets                                      125,099       29,541       35,462      (68,271)     121,831

Property and equipment, net                                     60,767       23,993        7,054           -        91,814
Intangible assets, net                                         134,978       22,161        4,967           -       162,106
Prepaid pension cost and other                                   4,533        9,281           21           -        13,835
Investment in subsidiaries                                      33,687           -         5,297      (38,984)           -
                                                              --------      -------      --------   ----------    --------
     Total assets                                             $359,064      $84,976      $52,801    $(107,255)    $389,586
                                                              ========      =======      =======    =========     ========

Liabilities and stockholder's equity Current liabilities:
   Accounts payable, accrued expenses
     and other                                                $ 23,731      $ 8,300      $ 6,413    $       -     $ 38,444
   Advances payable--subsidiaries                                    -       50,472       17,799      (68,271)           -
   Current maturities of long-term obligations                  11,875           50           -             -       11,925
                                                              --------      -------      ------     ---------     --------

     Total current liabilities                                  35,606       58,822       24,212      (68,271)      50,369

Long-term obligations                                          178,979          119           -            -       179,098
Retiree benefits and other                                      17,495       10,609           -            -        28,104
Deferred income taxes                                           12,820        4,792          543           -        18,155
                                                              --------      -------      -------    ---------     --------

     Total liabilities                                         244,900       74,342       24,755      (68,271)     275,726
                                                              --------      -------      -------    ---------     --------

Stockholder's equity
   Common stock                                                    121           -             2           (2)         121
   Additional paid-in capital                                  172,843       12,948       23,736      (36,684)     172,843
   Advances to RSA Holdings Corporation, net                   (52,061)          -            -            -       (52,061)
   (Accumulated deficit) retained earnings                      (6,464)      (2,314)       5,187       (2,875)      (6,466)
   Dividends                                                       302           -          (302)          -             -
   Accumulated other comprehensive loss                           (577)          -          (577)         577         (577)
                                                              --------      -------      --------   ---------     --------
                                                               114,164       10,634       28,046      (38,984)     113,860
                                                              --------      -------      -------    ---------     --------
     Total liabilities and stockholder's equity               $359,064      $84,976      $52,801    $(107,255)    $389,586
                                                              ========      =======      =======    =========     ========


            Condensed Consolidating Statements of Income (Unaudited)

                         Six Months Ended June 30, 2001

                                                                                        Non-
                                                                         Guarantor    guarantor
                                                                ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                              --------  ------------ ------------  ------------  ------------
                                                                                    (In thousands)

Net sales                                                     $79,656       $56,436      $39,431     $(16,907)    $158,616
Cost of sales                                                  50,136        49,292       31,061      (16,907)     113,582
                                                              -------       -------      -------     --------     --------

Gross profit                                                   29,520         7,144        8,370            -       45,034

Selling, general and administrative expenses                   18,129         6,491        6,772            -       31,392
Amortization of intangible assets                               1,797           333           67            -        2,197
                                                              -------       -------      -------     --------     --------

Operating income                                                9,594           320        1,531            -       11,445

Other income (expense):
     Equity in earnings (losses) of affiliates                    118             -       (1,409)       1,291            -
     Interest expense                                          (9,206)       (2,374)       1,283            -      (10,297)
                                                              -------       -------      -------     --------     --------

Income (loss) before income taxes                                 506        (2,054)       1,405        1,291        1,148
Income taxes (benefit)                                             34          (647)       1,330            -          717
                                                              -------       -------      -------     --------     --------

Net income (loss)                                             $   472       $(1,407)     $    75     $  1,291     $    431
                                                              =======       =======      =======     ========     ========


            Condensed Consolidating Statements of Income (Unaudited)

                         Six Months Ended June 30, 2000

                                                                                         Non-
                                                                         Guarantor    guarantor
                                                                ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                              -------   ------------ ------------  ------------  ------------
                                                                                     (In thousands)

Net sales                                                     $81,501      $53,674      $33,442     $(12,936)     $155,681
Cost of sales                                                  47,246       46,313       25,015      (12,936)      105,638
                                                              -------      -------      -------     --------      --------

Gross profit                                                   34,255        7,361        8,427           -         50,043

Selling, general and
     administrative expenses                                   22,492        6,772        5,877            -        35,141
Amortization of intangible assets                               1,796          498           68            -         2,362
                                                              -------      -------      -------     --------      --------

Operating income                                                9,967           91        2,482            -        12,540

Other income (expense):
     Equity in earnings (losses) of affiliates                    685           -        (1,416)         731             -
     Interest expense                                          (8,333)      (2,297)       1,077            -        (9,553)
                                                              -------      -------      -------     --------      --------

Income (loss) before income taxes                               2,319       (2,206)       2,143          731         2,987
Income taxes (benefit)                                            727         (723)       1,391           -          1,395
                                                              -------      -------      -------     --------      --------

Net income (loss)                                             $ 1,592      $(1,483)     $   752     $    731      $  1,592
                                                              =======      =======      =======     ========      ========


     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                         Six Months Ended June 30, 2001


                                                                                           Non-
                                                                           Guarantor     guarantor
                                                                ASR       Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                              ---------   ------------ ------------  ------------  ------------
                                                                                   (In thousands)

Net income (loss)                                                $ 472      $(1,407)       $  75       $1,291        $ 431
Other comprehensive loss:
   Foreign currency translation adjustments                       (669)           -         (669)         669         (669)
                                                                 -----      -------        -----       ------        -----
Comprehensive income (loss)                                      $(197)     $(1,407)       $(594)      $1,960        $(238)
                                                                 =====      =======        =====       ======        =====



     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                         Six Months Ended June 30, 2000


                                                                                       Non-
                                                                         Guarantor    guarantor
                                                               ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                            ---------  ------------ ------------  ------------  ------------
                                                                         (In thousands)

Net income (loss)                                               $1,592      $(1,483)       $ 752       $  731         $1,592
Other comprehensive loss:
   Foreign currency translation adjustments                       (861)          -          (867)         861           (867)
                                                                ------      -------        -----       ------         ------
Comprehensive income (loss)                                     $  731      $(1,483)       $(115)      $1,592         $  725
                                                                ======      =======        =====       ======         ======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                         Six Months Ended June 30, 2001


                                                                                        Non-
                                                                         Guarantor    guarantor
                                                                ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                              --------   ------------ ------------  ------------  ------------
                                                                                    (In thousands)


Operating activities
Net cash provided by operating activities                      $ 4,391       $2,070       $  394       $   49      $ 6,904

Investing activities
Capital expenditures                                            (4,717)        (839)        (932)           -       (6,488)
Other                                                             (128)          (1)           4            -         (125)
Investment in subsidiaries                                        (196)           -          196            -            -
Advances from (to) subsidiaries                                  1,338            -            -       (1,338)           -
                                                               -------       ------       ------       ------      -------

Net cash used in investing activities                           (3,703)        (840)        (732)      (1,338)      (6,613)

Financing activities
Repayment of long-term obligations                             (27,717)         (77)           -            -      (27,794)
Proceeds from borrowings                                        27,500            -            -            -       27,500
Deferred loan fees                                                (479)           -            -            -         (479)
Advances to parent                                                 (80)           -            -            -          (80)
Advances from (to) subsidiaries                                      -       (1,233)         (56)       1,289            -
                                                               -------       ------       ------       ------      -------

Net cash used in financing activities                             (776)      (1,310)         (56)       1,289         (853)

Net decrease in cash and cash equivalents                          (88)         (80)        (394)           -         (562)
Cash and cash equivalents, beginning of
   period                                                           97          191        1,854            -        2,142
                                                               -------       ------       ------       ------      -------
Cash and cash equivalents, end of
   period                                                      $     9       $  111       $1,460       $    -      $ 1,580
                                                               =======       ======       ======       ======      =======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                         Six Months Ended June 30, 2000


                                                                                        Non-
                                                                         Guarantor    guarantor
                                                                ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                             --------   ------------ ------------  ------------  ------------
                                                                                    (In thousands)

Operating activities
Net cash provided by (used in)
     operating activities                                     $6,434      $(1,064)     $(2,571)      $  (18)        $2,781

Investing activities
Capital expenditures                                          (4,776)      (1,186)        (385)           -         (6,347)
Advances from (to) subsidiaries                               (5,067)          -            -         5,067              -
                                                              ------      -------      -------       ------         ------

Net cash used in investing activities                         (9,843)      (1,186)        (385)       5,067         (6,347)

Financing activities
Repayment of long-term obligations                            (2,980)      (1,368)      (1,102)           -         (5,450)
Proceeds from borrowings                                      10,000           -             -            -         10,000
Deferred loan fees                                               (39)          -             -            -            (39)
Advances to parent                                            (9,669)          -             -            -         (9,669)
Advances from (to) subsidiaries                                    -         4,050       1,017       (5,067)             -
                                                              ------      --------     -------       ------         ------

Net cash (used in) provided by
     financing activities                                     (2,688)       2,682          (85)      (5,067)        (5,158)

Net (decrease) increase in cash and cash
   equivalents                                                (6,097)         432       (3,041)         (18)        (8,724)
Cash and cash equivalents, beginning of
   Period                                                      6,221        1,180        5,081           18         12,500
                                                              ------      -------      -------       ------         ------
Cash and cash equivalents, end of
   Period                                                     $  124      $ 1,612      $ 2,040       $    -         $3,776
                                                              ======      =======      =======       ======         ======

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


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Sales. Net sales for the three months ended June 30, 2001 and 2000 were $80.9 million and $79.1 million, respectively, an increase of $1.8 million, or 2.3%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended June 30, 2001 and 2000 were $52.2 million and $52.3 million, respectively, a decrease of $0.1 million or 0.2%.

Net sales of shaving razors and blades for the three months ended June 30, 2001 and 2000 were $35.4 million and $34.9 million, respectively, an increase of $0.5 million, or 1.5%. Net sales of domestic value branded shaving products decreased 7.9% primarily reflecting an increase in promotional programs by certain competitors and inventory reductions by certain customers which were somewhat offset by sales gains relating to the premium rubber grip and long handle disposable razors. Net sales of domestic private label shaving products decreased 2.7% primarily reflecting the timing of promotional programs and inventory reductions by certain customers somewhat offset by sales gains relating to the introduction of the premium rubber grip disposable razor and the restage of Tri-Flexxx(TM). Net sales of shaving products in international markets increased 8.9% (net of a 4.9% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets. The increase results primarily from increased sales of the Tri-Flexxx(TM), long handle and welter weight disposable shaving products and from increased sales penetration in existing and new markets.

Net sales of blades and bladed hand tools for the three months ended June 30, 2001 and 2000 were $12.3 million and $13.2 million, respectively, a decrease of $0.9 million, or 7.3%. The decrease primarily reflects demand softness related to economic conditions and inventory reductions experienced in certain markets.

Net sales of specialty industrial and medical blades for the three months ended June 30, 2001 and 2000 were $4.5 million and $4.2 million, respectively, an increase of $0.3 million or 8.3%. Sales of specialty industrial products decreased 3.2% as a result of reduced usage in certain markets. Sales of medical products increased 19.4% reflecting strong distribution gains.

Cotton and Foot Care. Net sales of cotton and foot care products for the three months ended June 30, 2001 and 2000 were $21.1 million and $19.2 million, respectively, an increase of $1.9 million or 9.7%. The increase results primarily from an increase in promotional programs with certain customers which was somewhat offset by reduced sales volume resulting from redesign of products by certain medical cotton customers.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended June 30, 2001 and 2000 were unchanged at $7.6 million.

Gross Profit. Gross profit decreased $3.0 million to $22.6 million during the three months ended June 30, 2001, from $25.6 million for the three months ended June 30, 2000. As a percentage of net sales, gross profit was 27.9% for the three months ended June 30, 2001 and 32.4% for the three months ended June 30, 2000. Blade margins declined due primarily to changes in product mix, the negative impact of unfavorable exchange rates, higher depreciation expense related to capacity expansion projects and higher manufacturing overheads. Cotton margins were unchanged and reflect labor efficiencies and lower material costs which were offset by changes in product mix and higher shipping costs. Soap margins declined due primarily to higher manufacturing overheads and higher depreciation expense.

Operating and Other Expenses. Selling, general and administrative expenses were 19.0% of net sales for the three months ended June 30, 2001, compared to 20.7% of net sales for the three months ended June 30, 2000. The decrease primarily reflects a decrease in promotional spending for our shaving blade products and management's efforts to control expenses. Amortization of intangible assets was substantially unchanged at $1.1 million for the three months ended June 30, 2001, and $1.2 million for the three months ended June 30, 2000. Interest expense increased $0.3 million to $5.1 million for the three months ended June 30, 2001, from $4.8 million for the three months ended June 30, 2000, due primarily from additional borrowings under the Company's revolving credit facilities and additional interest expense relating to the interest rate swap agreement which were somewhat offset by a decrease in interest rates and lower debt outstanding under the Company's term loans.

The Company's effective income tax rate was 64.2% for the three months ended June 30, 2001, versus 46.7% for the three months ended June 30, 2000, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, foreign taxes in excess of the U.S. rate and state income taxes, net of the federal tax benefit.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Sales. Net sales for the six months ended June 30, 2001 and 2000 were $158.6 million and $155.7 million, respectively, an increase of $2.9 million, or 1.9%.

Razors and Blades. Net sales of our razors and blades segment for the six months ended June 30, 2001 and 2000 were $102.6 million and $102.5 million, respectively, an increase of $0.1 million, or 0.1%.

Net sales of shaving razors and blades for the six months ended June 30, 2001 and 2000 were $70.6 million and $69.1 million, respectively, an increase of $1.5 million, or 2.2%. Net sales of domestic value branded shaving products decreased 2.8% primarily reflecting an increase in promotional programs by certain competitors and inventory reductions by certain customers which were somewhat offset by sales gains relating to the premium rubber grip and long handle disposable razors. Net sales of domestic private label shaving products decreased 9.6% primarily reflecting the decline in and timing of promotional programs and inventory reductions by certain customers which were somewhat offset by sales gains relating to the introduction of the premium rubber grip disposable razor and the restage of Tri-Flexxx(TM). Net sales of shaving products in international markets increased 11.4% (net of a 5.5% negative impact of unfavorable exchange rates) reflecting stronger sales in most of the Company's markets. The increase results primarily from increased sales of the Tri-Flexxx(TM), long handle and welter weight disposable shaving products and from increased sales penetration in existing and new markets.

Net sales of blades and bladed hand tools for the six months ended June 30, 2001 and 2000 were $23.3 million and $25.3 million, respectively, a decrease of $2.0 million, or 7.7%. The decrease primarily reflects demand softness related to economic conditions and inventory reductions experienced in certain markets.

Net sales of specialty industrial and medical blades for the six months ended June 30, 2001 and 2000 were $8.7 million and $8.1 million, respectively, an increase of $0.6 million, or 7.1%. Sales of specialty industrial products decreased 4.0% as a result of reduced usage in certain markets. Sales of medical products increased 17.1% reflecting strong distribution gains.

Cotton and Foot Care. Net sales of cotton and foot care products for the six months ended June 30, 2001 and 2000 were $42.1 million and $39.1 million, respectively, an increase of $3.0 million or 7.8%. The increase results primarily from an increase in promotional programs with several customers which was somewhat offset by reduced sales volume resulting from redesign of products by certain medical cotton customers.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the six months ended June 30, 2001 and 2000 were $13.9 million and $14.1 million, respectively, a decrease of $0.2 million or 1.7%. The decrease results primarily from decreased sales volume to several pharmaceutical/skin care customers including repackaging of products for one customer, which was somewhat offset by increased sales volume to several skin care/specialty customers.

Gross Profit. Gross profit decreased $5.0 million to $45.0 million for the six months ended June 30, 2001, from $50.0 million for the six months ended June 30, 2000. As a percentage of net sales, gross profit was 28.4% for the six months ended June 30, 2001, and 32.1% for the six months ended June 30, 2000. Blade margins declined due primarily to changes in product mix, the negative impact of unfavorable exchange rates, higher depreciation expense related to capacity expansion projects and higher manufacturing overheads. Cotton margins declined due primarily to changes in product mix and higher shipping costs which were somewhat offset by labor efficiencies and lower material costs. Soap margins declined due primarily to higher manufacturing overheads and higher depreciation expense.

Operating and Other Expenses. Selling, general and administrative expenses were 19.8% of net sales for the six months ended June 30, 2001, compared to 22.6% for the six months ended June 30, 2000. The decrease primarily reflects a decrease in promotional spending for our shaving blade products and management's efforts to control expenses. Amortization of intangible assets was substantially unchanged at $2.2 million for the six months ended June 30, 2001, and $2.4 million for the six months ended June 30, 2000. Interest expense increased $0.7 million to $10.3 million for the six months ended June 30, 2001, from $9.6 million for the six months ended June 30, 2000, due primarily from additional borrowings under the Company's revolving credit facilities and additional interest expense relating to the interest rate swap agreement which were somewhat offset by a decrease in interest rates and lower debt outstanding under the Company's term loans.

The Company's effective income tax rate was 62.5% for the six months ended June 30, 2000, and 46.7% for the six months ended June 30, 2000, and varies from the United States statutory rate due primarily to nondeductible goodwill amortization, foreign taxes in excess of the U.S. rate and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facilities. Net cash provided by operating activities amounted to $6.9 million for the six months ended June 30, 2001 and $2.8 million for the six months ended June 30, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 primarily reflects earnings from operations and an increase in accounts payable which were somewhat offset by changes in working capital accounts, primarily accounts receivable, prepaid expenses and accrued expenses and other. Net cash used in investing activities related primarily to capital expenditures of $6.5 million for the six months ended June 30, 2001. Net cash used in financing activities resulted primarily from net repayments of debt obligations and deferred loan fees for the six months ended June 30, 2001.

At June 30, 2001, the Company had approximately $9.3 million available for future borrowings under its revolving credit facilities.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on June 30, 2001 and June 30, 2000. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.


Interest Rate Risk

At June 30, 2001, the Company carried $192.4 million of outstanding debt on its balance sheet, with $120.7 million of that total held at variable interest rates. The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the six months ended June 30, 2001 and 2000, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on June 30, 2001, with all other variables held constant, the fair market value of our $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $2.5 million.


Foreign Currency Risk

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposures are the Euro, British Pound Sterling, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company has entered into currency option and forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at June 30, 2001 was not material to the Company's earnings, cash flow and financial position.


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

The Company has entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expire in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. The Company has also entered into foreign currency option and forward contracts, which expire in monthly amounts through November 2001, to manage its risk of foreign currency fluctuations. These derivatives are not designated as hedges. At December 30, 2000, the fair market value of the interest rate cap and swap agreements was an asset of approximately $6,000 and the fair market value of the foreign currency option contracts was a liability of approximately $302,000. At December 30, 2000, there were no foreign currency forward contracts outstanding.

For the three and six months ended June 30, 2001, the Company recognized a net loss of approximately $113,000 and $258,000, respectively, related to the interest rate swap agreement which is included in interest expense in the consolidated statement of income. For the three and six months ended June 30, 2001, the Company recognized a net gain of approximately $289,000 and $544,000, respectively, related to the foreign currency option and forward contracts which is included in selling, general and administrative expenses in the consolidated statement of income.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This consensus requires that certain activities such as the payment of "slotting fees", cooperative advertising arrangements and "buy downs" be classified as a reduction of revenue. The Company has historically followed the practice of recording such items as a selling expense. The Company is required to adopt EITF No. 00-14 and EITF No. 00-25 in the first quarter of 2002. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company adopted the consensus in the first quarter of 2001 relating to volume rebates and recorded approximately $608,000 in the first quarter of 2001 and approximately $668,000 in the second quarter of 2001 of volume rebates as a reduction of revenue. The consolidated statement of income for the six months ended June 30, 2000 was reclassified to conform to the new classification which resulted in volume rebates of approximately $1,449,000 being reflected as a reduction of revenue. As the Company's current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, the adoption of the consensus did not have any impact on the Company's financial position or results of operations.

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


Item 6.  Exhibits and Reports on Form 8-K

          a. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERICAN SAFETY RAZOR COMPANY




August 8, 2001                         By /s/James D. Murphy
-----------------------                   -------------------------------------
Date                                      James D. Murphy
                                          President and Chief Executive Officer




August 8, 2001                         By /s/J. Andrew Bolt
-----------------------                   -------------------------------------
Date                                      J. Andrew Bolt
                                          Senior Vice President
                                          Chief Financial Officer