Form 10-Q
period 2001-09-29
AMERICAN SAFETY RAZOR CO
filed 2001-11-13
CIK 750339

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarter Ended September 29, 2001

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
(State of incorporation)                 (I.R.S. EmployerIdentification Number)


240 Cedar Knolls Road, Suite 401, Cedar Knolls, New Jersey 07927
----------------------------------------------------------------
(Address of principal executive offices, including zip code)

       (973)753-3000
       -------------
(Registrant's telephone number)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]     No  [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2001.

            Class                               Outstanding at November 2, 2001
            -----                               -------------------------------

Common Stock, $.01 Par Value                                 12,110,349

                         AMERICAN SAFETY RAZOR COMPANY


                                     Index
                                     -----


                                                                   Page Number
                                                                   -----------

Part I.     Financial Information

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets                            1
            September 29, 2001 (Unaudited) and December 29, 2000

            Condensed Consolidated Statements of Operations (Unaudited)      3
            Three and Nine Months Ended September 29, 2001 and 2000

            Condensed Consolidated Statements of Comprehensive Income
            (Unaudited)                                                      4
            Three and Nine Months Ended September 29, 2001 and 2000

            Condensed Consolidated Statements of Cash Flows (Unaudited)      5
            Nine Months Ended September 29, 2001 and 2000

            Notes to Condensed Consolidated Financial Statements (Unaudited) 6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             18

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      22


Part II.    Other Information

   Item 1.  Legal Proceedings                                               23

   Item 6.  Exhibits and Reports on Form 8-K                                23

Signatures                                                                  24

                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  September 29,         December 29,
                                                                                       2001                 2000
                                                                                  -------------         -----------
                                                                                  (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                                         $  2,304            $  2,142
    Accounts receivable, net                                                            54,839              51,697
    Inventories                                                                         65,113              61,628
    Deferred income taxes                                                                4,201               5,394
    Prepaid expenses                                                                     2,929                 970
                                                                                      --------            --------

        Total current assets                                                           129,386             121,831

Property and equipment, net                                                             92,105              91,814

Intangible assets, net:
    Goodwill, trademarks and patents                                                   153,722             156,814
    Other                                                                                4,936               5,292
                                                                                      --------            --------
                                                                                       158,658             162,106

Deferred income taxes                                                                    1,837                   -
Prepaid pension cost and other                                                          14,972              13,835
                                                                                       -------            --------











Total assets                                                                          $396,958            $389,586
                                                                                      ========            ========












See accompanying notes.



                          AMERICAN SAFETY RAZOR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                  September 29,         December 29,
                                                                                       2001                 2000
                                                                                  -------------         ------------
                                                                                   (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

 Current liabilities:
   Accounts payable                                                                  $ 22,720             $ 15,217
    Accrued expenses and other                                                         12,234               12,281
    Payroll and related liabilities                                                     3,371                4,673
    Accrued interest                                                                    1,489                3,342
    Income taxes payable                                                                3,198                2,931
    Accrued estimated loss on disposition of Cotton and Foot Care segment              25,871                    -
    Long-term obligations classified as current                                       106,799                    -
    Current maturities of long-term obligations                                        14,534               11,925
                                                                                     --------             --------

        Total current liabilities                                                     190,216               50,369

Long-term obligations                                                                  70,932              179,098
Retiree benefits and other                                                             27,593               26,916
Pension and other liabilities                                                             709                1,188
Deferred income taxes                                                                  17,466               18,155
                                                                                     --------             --------

Total liabilities                                                                     306,916              275,726
                                                                                     --------             --------

Stockholder's equity:
    Common stock, $.01 par value, 25,000,000
        shares authorized; 12,110,349 shares issued and
        outstanding at September 29, 2001 and December 29, 2000                           121                  121
    Additional paid-in capital                                                        172,843              172,843
    Advances to RSA Holdings Corporation, net                                         (52,129)             (52,061)
    Accumulated deficit                                                               (30,388)              (6,466)
    Accumulated other comprehensive loss                                                 (405)                (577)
                                                                                     --------             --------
                                                                                       90,042              113,860
                                                                                     --------             --------

Total liabilities and stockholder's equity                                           $396,958             $389,586
                                                                                     ========             ========












See accompanying notes.


                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                                  Three Months Ended        Nine Months Ended
                                                                                      September 29,           September 29,
                                                                               ------------------------- ----------------------
                                                                                  2001          2000       2001          2000
                                                                               --------       -------    ---------     --------

Net sales                                                                      $ 58,466       $61,717    $174,925      $178,290
Cost of sales                                                                    38,993        36,143     114,614       106,917
                                                                               --------       -------    --------      --------

     Gross profit                                                                19,473        25,574      60,311        71,373

Selling, general and administrative expenses                                     12,535        16,057      39,819        47,055
Amortization of intangible assets                                                   976           982       2,930         2,934
                                                                               ---------      --------   ---------     --------

     Operating income                                                             5,962         8,535      17,562        21,384

Interest expense                                                                  4,200         5,126      14,470        14,632
                                                                                -------       -------    --------      --------

     Income from continuing operations before income taxes                        1,762         3,409       3,092         6,752

Income taxes                                                                      1,796         1,783       2,573         3,285
                                                                               --------       -------    --------      --------

(Loss) income from continuing operations                                            (34)        1,626         519         3,467

Discontinued operations:
     (Loss) income from operations of Cotton and Foot Care segment (net of income taxes (benefit) of $(150) and $113 for the three months ended
        September 29, 2001 and 2000, respectively, and $(210) and $6 for the nine
        months ended September 29, 2001 and 2000, respectively)                    (283)          262        (407)           13
     Estimated loss on disposition of Cotton and Foot Care
        segment (net of income tax benefit of $1,837 for the
        three and nine months ended September 29, 2001                          (24,034)            -     (24,034)            -
                                                                               ---------      -------    --------       -------

Net (loss) income                                                              $(24,351)      $ 1,888    $(23,922)      $ 3,480
                                                                               ========       =======    =========      =======

Basic earnings per share:
     Income from continuing operations                                           $    -         $0.14       $0.04         $0.29
     (Loss) income from discontinued operations of
        Cotton and Foot Care segment                                              (2.01)         0.02       (2.02)            -
                                                                                 ------         -----      ------         -----
     Net (loss) income                                                           $(2.01)        $0.16      $(1.98)        $0.29
                                                                                 ======          ====      ======         =====

     Weighted average number of shares outstanding                               12,110        12,110      12,110        12,110
                                                                                 ======        ======      ======        ======

Diluted earnings per share:
     Income from continuing operations                                           $    -         $0.14      $ 0.04         $0.29
     (Loss) income from discontinued operations of
        Cotton and Foot Care segment                                              (2.01)         0.02       (2.02)            -
                                                                                 ------         -----      ------         -----
     Net (loss) income                                                           $(2.01)        $0.16      $(1.98)        $0.29
                                                                                 ======         =====      ======         =====

     Weighted average number of shares outstanding                               12,110        12,110      12,110        12,110
                                                                                 ======        ======      ======        ======



See accompanying notes.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)


                                                                     Three Months Ended        Nine Months Ended
                                                                       September 29,             September 29,
                                                                  ----------------------     ----------------------
                                                                    2001          2000         2001          2000
                                                                  ---------    ---------     --------      --------


Net (loss) income                                                 $(24,351)     $1,888      $(23,922)       $3,480
Other comprehensive income (loss):
   Foreign currency translation adjustments                            841        (181)          172        (1,048)
                                                                  --------      ------      --------        ------
Comprehensive (loss) income                                       $(23,510)     $1,707      $(23,750)       $2,432
                                                                  ========      ======      =========       ======






































See accompanying notes.


                          AMERICAN SAFETY RAZOR COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                              Nine Months Ended
                                                                                                September 29,
                                                                                           ----------------------
                                                                                              2001         2000
                                                                                           ---------     --------


Operating activities
Net (loss) income                                                                          $(23,922)     $ 3,480
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                                        14,722       13,356
        Debt discount and financing costs amortization                                        1,130        1,090
        Retiree benefits and other                                                             (767)      (3,208)
        Deferred income taxes                                                                   504        2,334
        Loss on disposition of Cotton and Foot Care segment, net of income tax benefit       24,034            -
        Changes in operating assets and liabilities:
             Accounts receivable                                                             (3,142)      (1,764)
             Inventories                                                                     (3,485)      (7,722)
             Prepaid expenses                                                                (1,959)        (335)
             Accounts payable                                                                 7,503        2,865
             Accrued and other expenses                                                      (2,935)      (2,871)
                                                                                           --------       ------

Net cash provided by operating activities                                                    11,683        7,225

Investing activities
Capital expenditures                                                                        (10,063)     (11,251)
Other, net                                                                                     (165)        (175)
                                                                                           --------      -------
Net cash used in investing activities                                                       (10,228)     (11,426)

Financing activities
Repayment of long-term obligations                                                          (46,941)     (17,482)
Proceeds from borrowings                                                                     46,485       23,000
Deferred loan fees                                                                             (769)         (38)
Advances to parent, net                                                                         (68)      (9,658)
                                                                                           --------      -------

Net cash used in financing activities                                                        (1,293)      (4,178)
                                                                                           --------      -------

Net increase (decrease) in cash and cash equivalents                                            162       (8,379)
Cash and cash equivalents, beginning of period                                                2,142       12,500
                                                                                           --------      -------

Cash and cash equivalents, end of period                                                   $  2,304      $ 4,121
                                                                                           ========      =======








See accompanying notes.

                          AMERICAN SAFETY RAZOR COMPANY

        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated adjustments relating to the disposition of the Cotton and Foot Care segment) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2001, are not necessarily indicative of the results that may be expected for the year ended December 29, 2001.

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

Effective December 30, 2000, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Friday closest to December 31 to a 52-53 week fiscal year ending on the Saturday closest to December 31. The change in fiscal year did not have a material effect on the Company's financial position, results of operations or cash flows for the nine months ended September 29, 2001.

Certain prior period amounts have been reclassified to conform with the 2001 presentation.


NOTE B - INVENTORIES

Inventories consisted of:

                          September 29, 2001       December 29, 2000
                          ------------------       -----------------
                                         (In thousands)

Raw materials                        $29,536                 $29,240
Work-in-process                        6,016                   5,110
Finished goods                        25,044                  22,810
Operating supplies                     4,517                   4,468
                                    --------                 -------
                                     $65,113                 $61,628
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

At September 29, 2001, the Company had approximately $6.0 million available for future borrowings under its revolving credit facilities.

Effective November 8, 2001, the Company amended its Credit Agreement to allow for the sale of its Cotton and Foot Care segment and to waive certain financial ratio requirements for the period from September 28, 2001 to December 31, 2001. The Company requested a short-term waiver of financial covenants in order to 1) complete its analysis of potential reinvestment of the Cotton and Foot Care sale proceeds, and 2) request amendment to future financial covenants to give affect to the disposition of the Cotton and Foot Care segment and expected future operating results.

Because the waiver of financial covenants expires December 31, 2001, the Company has classified the September 29, 2001 balance of the long-term obligations under its Credit Agreement, $106.8 million, as current in the condensed consolidated balance sheet as required by the accounting requirements of Emerging Issues Task Force ("EITF") No. 86-30, "Classification of Obligations When a Violation Is Waived by the Creditor". The Company has no plans or intentions and is currently not required to repay this debt within the next twelve months. The Company expects to amend its bank Credit Agreement before December 31, 2001 to allow it to meet its financial ratio requirements during 2002 which will allow the Company to reclassify these long-term obligations from current to non-current. The Company will have to evaluate the non-current classification of its $69.3 million 9 7/8% Series B Senior Notes if the Company is unable to amend its Credit Agreement.


NOTE D - NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes standards for accounting and disclosure of derivative instruments and requires the Company to recognize all derivatives on the balance sheet at fair value. This new standard, as amended by FAS 137 and FAS 138, was adopted by the Company on December 30, 2000. The Company's use of derivative instruments is limited to interest rate cap and swap agreements and foreign currency option and forward contracts.

The Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expired in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. The Company has also entered into foreign currency option and forward contracts, which expire in monthly amounts through April 2002, to manage its risk of foreign currency fluctuations. These derivatives are not designated as hedges for accounting application. At December 30, 2000, the fair market value of the interest rate cap and swap agreements was an asset of approximately $6,000 and the fair market value of the foreign currency option contracts was a liability of approximately $302,000. At December 30, 2000, there were no foreign currency forward contracts outstanding.

For the three and nine months ended September 29, 2001, the Company recognized a net loss of approximately $1,000 and $259,000, respectively, related to the interest rate swap agreement which is included in interest expense in the consolidated statement of operations. For the three and nine months ended September 29, 2001, the Company recognized a net loss of approximately $622,000 and $78,000, respectively, related to the foreign currency option and forward contracts which is included in selling, general and administrative expenses in the consolidated statement of operations.

In May 2000, the EITF issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This consensus requires that certain activities such as the payment of "slotting fees", cooperative advertising arrangements and "buy downs" be classified as a reduction of revenue. The Company has historically followed the practice of recording such items as a selling expense. The Company is required to adopt EITF No. 00-14 and EITF No. 00-25 in the first quarter of 2002. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company adopted the consensus in the first quarter of 2001 relating to volume rebates and recorded approximately $379,000 in the first quarter of 2001, approximately $398,000 in the second quarter of 2001 and approximately $427,000 in the third quarter of 2001 of volume rebates as a reduction of revenue. The consolidated statement of operations for the three and nine months ended September 29, 2000 was reclassified to conform to the new classification which resulted in volume rebates of approximately $1,405,000 being reflected as a reduction of revenue. As the Company's current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, the adoption of the consensus did not have any impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the Company's earnings and financial position.


NOTE E - SEGMENT INFORMATION

                                                                  Three Months Ended          Three Months Ended
                                                                  September 29, 2001          September 29, 2000
                                                                ----------------------     ----------------------
                                                                             Operating
                                                                  Net         Income         Net       Operating
                                                                 Sales        (Loss)        Sales       Income
                                                                -------      ---------     -------    ----------
                                                                                   (In Thousands)

Razors and Blades                                               $52,271        $6,061      $54,653        $8,107
Custom Bar Soap                                                   6,195           (99)       7,064           428
                                                                -------        ------      -------        ------
                                                                $58,466         5,962      $61,717         8,535
                                                                =======                    =======
Interest expense                                                                4,200                      5,126
                                                                               ------                     ------
Income from continuing operations before income taxes                          $1,762                     $3,409
                                                                               ======                     ======

                                                                    Nine Months Ended         Nine Months Ended
                                                                   September 29, 2001        September 29, 2000
                                                                -------------------------  ----------------------
                                                                    Net      Operating       Net        Operating
                                                                   Sales      Income        Sales         Income
                                                                ----------   ---------     -------      ---------
                                                                                   (In Thousands)

Razors and Blades                                               $154,864      $17,184     $157,122       $20,558
Custom Bar Soap                                                   20,061          378       21,168           826
                                                                --------      -------     --------       -------
                                                                $174,925       17,562     $178,290        21,384
                                                                ========                  ========
Interest expense                                                               14,470                     14,632
                                                                              -------                     ------
Income from continuing operations before income taxes                         $ 3,092                     $6,752
                                                                              =======                     ======

                                                          Total Assets
                                                        September 29, 2001
                                                        ------------------

Razors and Blades                                                 $310,189
Custom Bar Soap                                                     31,722
                                                                  --------
                                                                   341,911
Discontinued segment - Cotton and Foot Care                         55,047
                                                                  --------
                                                                  $396,958
                                                                  ========

NOTE F - DISCONTINUED OPERATIONS

On November 7, 2001, the Company signed an agreement for the sale of its Cotton and Foot Care segment to U.S. Cotton, LLC, for approximately $18.0 million in cash. The Company expects the transaction to close in the fourth quarter of 2001. The Company recorded an estimated loss of $24,034 (net of an estimated income tax benefit of $1,837) from the disposition which is subject to resolution with the buyer for certain post-closing adjustments relating to working capital and income tax matters.

Immediately following the closing, estimated net cash proceeds of approximately $17.0 million will be deposited into a deposit account pending agreement by the Company and participants in the Company's Credit Agreement of a plan for use of the net cash proceeds. It is anticipated that the net cash proceeds will be utilized to repay a portion of the Company's outstanding bank debt, reinvestment in the Company's continuing operations and for operating needs.

The following results of the Cotton and Foot Care segment have been presented as income from discontinued operations in the accompanying condensed consolidated statements of operations:

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 29,                September 29,
                                                                ----------------------      ----------------------
                                                                 2001            2000         2001          2000
                                                                -------        -------      -------        -------

Net sales                                                       $18,103        $20,972      $60,260        $60,080
Costs and expenses                                               18,536         20,597       60,877         60,061
                                                                -------        -------     --------        -------

(Loss) income before income taxes                                  (433)           375         (617)            19
Income taxes (benefit)                                             (150)           113         (210)             6
                                                                -------        -------    ---------        -------

(Loss) income from discontinued operations of the
     Cotton and Foot Care segment                               $  (283)       $   262      $  (407)       $    13
                                                                =======        =======      =======        =======

The assets and liabilities of the Cotton and Foot Care segment primarily consist of accounts receivable, inventories, prepaid expenses, property, plant and equipment, intangible assets, accounts payable and accrued expenses.


NOTE G - CONTINGENCIES

During 1998, the Company purchased bleached cotton from an outside bleacher for use in its pharmaceutical coil business. The Company converted this cotton from incoming bales into a coil, which was shipped to its pharmaceutical customers to be used as filler in bottles of oral dosage forms of pharmaceutical products to prevent breakage. During the period from March 1998 through November 1998, the process by which the bleacher bleached this cotton was changed by introducing an expanded hydrogen peroxide treatment. Subsequent testing indicated varying levels of residual hydrogen peroxide in the cotton processed during this time period and the bleacher in November 1998 reduced the levels of residual hydrogen peroxide in its bleaching process. On March 2, 1999, at the request of the Food and Drug Administration, the Company notified all (numbering approximately 85) of its pharmaceutical cotton coil customers that it was withdrawing from the market those lots of cotton coil which may contain elevated levels of hydrogen peroxide.

The Company has received complaints from a number of customers alleging defects in the cotton supplied them during the period and asserting these defects may have led to changes in their products pharmaceutical appearance, and with respect to a limited number of products, potency. One of those customers, Knoll Netherlands Company, together with several of its affiliates, has filed suit against the Company and the bleacher alleging various claims relating to the cotton. The complaint, filed in August 2001, does not specify the damages being sought by Knoll. Knoll has previously alleged that it suffered up to $25.0 million in lost profits as a result of the cotton. In addition to the Knoll lawsuit, the Company has received written notice of claims for damages in the aggregate amount of approximately $92.0 million, $88.0 million of which represents the claim of one customer for lost profits, which to date has not been substantiated. It is possible that additional damage claims might be forthcoming.

The Company has notified the bleacher that, in the Company's view, the bleacher is primarily responsible for damages, if any, that may arise out of this matter. At this time, the bleacher has agreed to be responsible for the cost of fiber, bleaching and freight of returned product, but has not agreed to be responsible for any other damages and has expressed an intention to assert defenses to the Company's claims. The Company has insurance in place that it believes provides coverage for these claims, and the carrier has agreed to provide defense under a reservation of rights. If the claims fall within the two coverage years and the aggregate coverage amount applies, the Company believes it will have in excess of $100.0 million in coverage for these claims.

The Company has been advised by its outside counsel that it has a number of valid defenses to customer claims as well as a third party claim against the bleacher for damages, if any, incurred by the Company. However, management cannot at this time make a meaningful estimate of the amount or range of losses that could result from an unfavorable outcome of the Knoll lawsuit or the other claims relating to this overall issue, and accordingly, there can be no assurance that the Company's exposure from this matter might not potentially exceed the combination of its insurance coverage and any recourse the Company may have to the bleacher. It is therefore possible that the Company's results of operations or cash flows in a particular quarterly or annual period or its financial position could be significantly or adversely affected by one or more ultimate unfavorable outcomes relating to this matter.

The Company will remain liable subsequent to the sale of its Cotton and Foot Care segment for damages, if any, that may arise out of the claims described above.


NOTE H - SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $69.3 million of 9 7/8% Series B Senior Notes due 2005 have been guaranteed, on a joint and several basis by certain domestic subsidiaries of the Company, which guarantees are senior unsecured obligations of each guarantor and will rank pari passu in right of payment with all other indebtedness of each guarantor.

The following condensed consolidating financial information presents condensed consolidating financial statements as of September 29, 2001 and December 29, 2000, and for the nine months ended September 29, 2001 and 2000, of American Safety Razor Company - the parent company, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis), and elimination entries necessary to combine such entities on a consolidated basis. Separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented because management has determined that such information would not be material to the holders of the 9 7/8% Series B Senior Notes.


               Condensed Consolidating Balance Sheets (Unaudited)

                               September 29, 2001


                                                                                              Non-
                                                                               Guarantor    guarantor
                                                                     ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  ---------  ------------ ------------  ------------  ------------
                                                                                         (In thousands)


Assets
Current assets:
   Cash and cash equivalents                                       $    800      $    43      $ 1,461    $       -     $  2,304
   Accounts receivable, net                                          21,926       11,827       21,415         (329)      54,839
   Advances receivable--subsidiaries                                 66,828           -            -      (66,828)           -
   Inventories                                                       35,387       14,010       16,187         (471)      65,113
   Income taxes and prepaid expenses                                  3,781        1,900        1,449            -        7,130
                                                                   --------      -------      -------    ---------     --------

     Total current assets                                           128,722       27,780       40,512      (67,628)     129,386

Property and equipment, net                                          60,944       24,256        6,905            -       92,105
Intangible assets, net                                              132,128       21,662        4,868            -      158,658
Deferred incomes taxes                                                    -        1,837            -            -        1,837
Prepaid pension cost and other                                        5,238        9,713           21            -       14,972
Investment in subsidiaries                                           33,783            -        3,035      (36,818)           -
                                                                   --------      -------      -------    ---------     --------
     Total assets                                                  $360,815      $85,248      $55,341    $(104,446)    $396,958
                                                                   ========      =======      =======    =========     ========

Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable, accrued expenses
     and other                                                     $ 26,764      $ 8,172      $ 8,077    $      (1)    $ 43,012
   Advances payable--subsidiaries                                         -       48,357       19,270      (67,627)           -
   Accrued estimated loss on disposition of
        Cotton and Foot Care segment                                      -       25,871            -            -       25,871
   Long-term obligations classified as current                      106,799            -            -            -      106,799
   Current maturities of long-term obligations                       14,405          129            -            -       14,534
                                                                   --------      -------       ------    ---------     --------

     Total current liabilities                                      147,968       82,529       27,347      (67,628)     190,216

Long-term obligations                                                69,300        1,632            -            -       70,932
Retiree benefits and other                                           17,961       10,341            -            -       28,302
Deferred income taxes                                                12,167        4,756          543            -       17,466
                                                                   --------      -------      -------     --------     --------

     Total liabilities                                              247,396       99,258       27,890      (67,628)     306,916
                                                                   --------      -------      -------    ---------     --------

Stockholder's equity
   Common stock                                                         121            -            2           (2)         121
   Additional paid-in capital                                       172,843       12,948       23,931      (36,879)     172,843
   Advances to RSA Holdings Corporation, net                        (52,129)           -            -            -      (52,129)
   (Accumulated deficit) retained earnings                           (7,313)     (26,958)       4,225         (342)     (30,388)
   Dividends                                                            302            -         (302)           -            -
   Accumulated other comprehensive loss                                (405)            -        (405)         405         (405)
                                                                   --------      -------      -------    ----------    --------
                                                                    113,419      (14,010)      27,451      (36,818)      90,042
                                                                   --------      -------      -------    ---------     --------
     Total liabilities and stockholder's equity                    $360,815      $85,248      $55,341    $(104,446)    $396,958
                                                                   ========      =======      =======    =========     ========


                     Condensed Consolidating Balance Sheets

                                December 29, 2000


                                                                                             Non-
                                                                             Guarantor     guarantor
                                                                     ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  ---------  ------------ ------------  ------------  ------------
                                                                                          (In thousands)

Assets
Current assets:
   Cash and cash equivalents                                       $     97      $   191      $ 1,854    $       -       $  2,142
   Accounts receivable, net                                          22,304       11,393       18,331         (331)        51,697
   Advances receivable--subsidiaries                                 66,995           -            -       (66,995)            -
   Inventories                                                       31,915       15,679       14,979         (945)        61,628
   Income taxes and prepaid expenses                                  3,788        2,278          298            -          6,364
                                                                   --------      -------      -------    ---------       --------

     Total current assets                                           125,099       29,541       35,462      (68,271)       121,831

Property and equipment, net                                          60,767       23,993        7,054            -         91,814
Intangible assets, net                                              134,978       22,161        4,967            -        162,106
Prepaid pension cost and other                                        4,533        9,281           21            -         13,835
Investment in subsidiaries                                           33,687            -        5,297      (38,984)             -
                                                                   --------      -------      -------    ---------       --------
     Total assets                                                  $359,064      $84,976      $52,801    $(107,255)      $389,586
                                                                   ========      =======      =======    =========       ========

Liabilities and stockholder's equity Current liabilities:
   Accounts payable, accrued expenses
     and other                                                     $ 23,731      $ 8,300      $ 6,413 $          -       $ 38,444
   Advances payable--subsidiaries                                         -       50,472       17,799      (68,271)             -
   Current maturities of long-term obligations                       11,875           50            -            -         11,925
                                                                   --------      -------      -------    ---------       --------

     Total current liabilities                                       35,606       58,822       24,212      (68,271)        50,369

Long-term obligations                                               178,979          119           -             -        179,098
Retiree benefits and other                                           17,495       10,609           -             -         28,104
Deferred income taxes                                                12,820        4,792          543            -         18,155
                                                                   --------      -------      -------    ---------       --------

     Total liabilities                                              244,900       74,342       24,755      (68,271)       275,726
                                                                   --------      -------      -------    ---------       --------

Stockholder's equity
   Common stock                                                         121           -             2           (2)           121
   Additional paid-in capital                                       172,843       12,948       23,736      (36,684)       172,843
   Advances to RSA Holdings Corporation, net                        (52,061)          -            -            -         (52,061)
   (Accumulated deficit) retained earnings                           (6,464)      (2,314)       5,187       (2,875)        (6,466)
   Dividends                                                            302           -          (302)           -              -
   Accumulated other comprehensive loss                                (577)           -         (577)         577           (577)
                                                                   --------      -------      -------    -----------     --------
                                                                    114,164       10,634       28,046      (38,984)       113,860
                                                                   --------      -------      -------    ---------       --------
     Total liabilities and stockholder's equity                    $359,064      $84,976      $52,801    $(107,255)      $389,586
                                                                   ========      =======      =======    =========       ========


            Condensed Consolidating Statements of Income (Unaudited)

                      Nine Months Ended September 29, 2001

                                                                                              Non-
                                                                               Guarantor    guarantor
                                                                     ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  --------   ------------ ------------  ------------  ------------
                                                                                         (In thousands)

Net sales                                                         $119,373     $ 20,150      $59,851     $(24,449)      $174,925
Cost of sales                                                       76,206       16,330       46,527      (24,449)       114,614
                                                                  --------     --------      -------     --------       --------

Gross profit                                                        43,167        3,820       13,324            -         60,311

Selling, general and administrative expenses                        25,479        3,309       11,031            -         39,819
Amortization of intangible assets                                    2,697          132          101            -          2,930
                                                                  --------     --------      -------     --------       --------

Operating income                                                    14,991          379        2,192            -         17,562

Other income (expense):
     Equity in (losses) earnings of affiliates                        (273)           -       (2,260)       2,533              -
     Interest expense                                              (14,595)        (606)         731            -        (14,470)
                                                                  --------     --------      -------     --------       --------

Income (loss) from continuing operations
     before income taxes                                               123         (227)         663        2,533          3,092
Income taxes (benefit)                                                 972          (24)       1,625            -          2,573
                                                                  --------     --------      -------     --------       --------

(Loss) income from continuing operations                              (849)        (203)        (962)       2,533            519

Discontinued operations:
     (Loss) income from operations of
          Cotton and Foot Care segment,
          net of income tax benefit                                      -         (407)           -            -           (407)
     Estimated loss on disposition of Cotton and
          Foot Care segment, net of
          income tax benefit                                             -      (24,034)           -            -        (24,034)
                                                                  --------     --------      -------     --------       --------

Net loss                                                          $   (849)    $(24,644)     $  (962)    $  2,533       $(23,922)
                                                                  ========     ========      =======     ========       ========



            Condensed Consolidating Statements of Income (Unaudited)

                      Nine Months Ended September 29, 2000

                                                                                             Non-
                                                                              Guarantor    guarantor
                                                                     ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  ---------  ------------ ------------  ------------  ------------
                                                                                         (In thousands)

Net sales                                                         $124,318      $21,243      $52,234     $(19,505)      $178,290
Cost of sales                                                       70,465       16,426       39,531      (19,505)       106,917
                                                                  --------      -------      -------     --------       --------

Gross profit                                                        53,853        4,817       12,703            -         71,373

Selling, general and
     administrative expenses                                        34,327        3,858        8,870            -         47,055
Amortization of intangible assets                                    2,695          132          107            -          2,934
                                                                  --------      -------      -------     --------       --------

Operating income                                                    16,831          827        3,726            -         21,384

Other income (expense):
     Equity in earnings (losses) of affiliates                       1,388            -       (1,863)         475              -
     Interest expense                                              (14,254)        (688)         310            -        (14,632)
                                                                  --------      -------      -------     --------        -------

Income from continuing operations
     before income taxes                                             3,965          139        2,173          475          6,752
Income taxes                                                         1,535          127        1,623            -          3,285
                                                                 ---------      -------      -------     --------        -------

Income from continuing operations                                   $2,430           12          550          475          3,467
Discontinued operations:
     Income from operations of  Cotton and
           Foot Care segment,
           net of income tax benefit                                     -           13            -            -             13
                                                                  --------      -------      -------     --------       --------

Net income                                                        $  2,430      $    25      $   550     $    475       $  3,480
                                                                  ========      =======      =======     ========       ========



     Condensed Consolidating Statements of Comprehensive Income (Unaudited)

                      Nine Months Ended September 29, 2001


                                                                                             Non-
                                                                             Guarantor     guarantor
                                                                    ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                 ---------  ------------ ------------  ------------  ------------
                                                                                        (In thousands)

Net (loss) income                                                   $(849)    $(24,644)       $(962)      $2,533     $(23,922)
Other comprehensive income:
   Foreign currency translation adjustments                           172            -          172         (172)         172
                                                                    -----     --------        -----       ------     --------
Comprehensive (loss) income                                         $(677)    $(24,644)       $(790)      $2,361     $(23,750)
                                                                    =====     ========        =====       ======     ========




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
                                                                   ======      =======       ======       ======         ======



          Condensed Consolidating Statements of Cash Flows (Unaudited)

                      Nine Months Ended September 29, 2001


                                                                                            Non-
                                                                             Guarantor     guarantor
                                                                    ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                 ---------  ------------ ------------  ------------  ------------
                                                                                        (In thousands)


Operating activities
Net cash provided by (used in)
     operating activities                                          $9,818       $3,172       $ (658)       $(649)     $11,683

Investing activities
Capital expenditures                                               (7,563)      (1,099)      (1,401)           -      (10,063)
Other                                                                (163)           -           (2)           -         (165)
Investment in subsidiaries                                           (197)           -          197            -            -
Advances from (to) subsidiaries                                        (5)           -            -            5            -
                                                                   ------       ------       ------        -----      -------

Net cash used in investing activities                              (7,928)      (1,099)      (1,206)           5      (10,228)

Financing activities
Repayment of long-term obligations                                (46,835)        (106)           -            -      (46,941)
Proceeds from borrowings                                           46,485            -            -            -       46,485
Deferred loan fees                                                   (769)           -            -            -         (769)
Advances to parent                                                    (68)           -            -            -          (68)
Advances from (to) subsidiaries                                         -       (2,115)       1,471          644            -
                                                                   ------       ------       ------        -----      -------

Net cash (used in) provided by
     financing activities                                          (1,187)      (2,221)       1,471          644       (1,293)
                                                                   ------       ------       ------        -----      -------

Net increase (decrease) in cash and cash
     equivalents                                                      703         (148)        (393)           -          162
Cash and cash equivalents, beginning of
     period                                                            97          191        1,854            -        2,142
                                                                   ------       ------       ------        -----      -------
Cash and cash equivalents, end of
     period                                                        $  800       $   43       $1,461        $   -      $ 2,304
                                                                   ======       ======       ======        =====      =======


          Condensed Consolidating Statements of Cash Flows (Unaudited)

                      Nine Months Ended September 29, 2000


                                                                                              Non-
                                                                              Guarantor     guarantor
                                                                     ASR     Subsidiaries Subsidiaries  Eliminations  Consolidated
                                                                  ---------  ------------ ------------  ------------  ------------
                                                                                          (In thousands)

Operating activities
Net cash provided by (used in)
    operating activities                                         $ 9,419       $ (788)     $(1,551)      $  145        $ 7,225


Investing activities
Capital expenditures                                               (8,289)      (1,854)      (1,108)           -        (11,251)
Other                                                                (175)           -            -            -           (175)
Advances from (to) subsidiaries                                    (5,568)           -            -        5,568              -
                                                                  -------       ------      -------       ------        -------

Net cash used in investing activities                             (14,032)      (1,854)      (1,108)       5,568        (11,426)

Financing activities
Repayment of long-term obligations                                (14,920)      (1,435)      (1,127)           -        (17,482)
Proceeds from borrowings                                           23,000            -            -            -         23,000
Deferred loan fees                                                    (38)           -            -            -            (38)
Advances to parent                                                 (9,658)           -            -            -         (9,658)
Advances from (to) subsidiaries                                         -        4,678        1,053       (5,731)             -
                                                                  -------       ------      -------       ------        -------

Net cash (used in) provided by
     financing activities                                          (1,616)       3,243          (74)      (5,731)        (4,178)
                                                                  -------       ------      -------       ------        -------

Net (decrease) increase in cash and cash
   equivalents                                                     (6,229)         601       (2,733)         (18)        (8,379)
Cash and cash equivalents, beginning of
     period                                                         6,221        1,180        5,081           18         12,500
                                                                  -------       ------      -------       ------        -------
Cash and cash equivalents, end of
     period                                                       $    (8)      $1,781      $ 2,348       $    -        $ 4,121
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


Three Months Ended September 29, 2001 Compared to Three Months Ended September 29, 2000

Net Sales. Net sales for the three months ended September 29, 2001, and for the three months ended September 29, 2000, were $58.5 million and $61.7 million, respectively, a decrease of $3.2 million, or 5.3%.

Razors and Blades. Net sales of our razors and blades segment for the three months ended September 29, 2001, and for the three months ended September 29, 2000, were $52.3 million and $54.6 million, respectively, a decrease of $2.3 million or 4.4%.

Net sales of shaving razors and blades for the three months ended September 29, 2001, and for the three months ended September 29, 2000, were $35.3 million and $36.9 million, respectively, a decrease of $1.6 million, or 4.6%. Net sales of domestic shaving products decreased 19.3% primarily reflecting the negative impact of an increase in promotional programs by certain competitors and inventory reductions by certain customers which were somewhat offset by sales gains relating to the premium rubber grip and long handle disposable razors. Net sales of shaving products in international markets increased 13.9% (net of a 4% negative impact of unfavorable exchange rates) reflecting stronger sales in certain of the Company's markets. The increase results primarily from increased sales of the Tri-Flexxx(TM), long handle and welter weight disposable shaving products and from increased sales penetration in existing and new markets.

Net sales of blades and bladed hand tools for the three months ended September 29, 2001, and for the three months ended September 29, 2000, were $12.5 million and $13.4 million, respectively, a decrease of $0.9 million, or 6.6%. The decrease primarily reflects demand softness related to economic conditions and inventory reductions experienced in certain markets.

Net sales of specialty industrial and medical blades for the three months ended September 29, 2001, and for the three months ended September 29, 2000, were $4.5 million and $4.3 million, respectively, an increase of $0.2 million or 4.3%. Sales of specialty industrial products decreased 16.0% as a result of reduced usage related to economic conditions in certain markets. Sales of medical products increased 24.2% primarily reflecting strong distribution gains.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the three months ended September 29, 2001, and for the three months ended September 29, 2000, were $6.2 million and $7.1 million, respectively, a decrease of $0.9 million or 12.3%. The decrease results primarily from decreased sales volume to several pharmaceutical/skin care and specialty customers.

Gross Profit. Gross profit decreased $6.1 million to $19.5 million during the three months ended September 29, 2001, from $25.6 million for the three months ended September 29, 2000. As a percentage of net sales, gross profit was 33.3% for the three months ended September 29, 2001, and 41.4% for the three months ended September 29, 2000. Blade margins declined due primarily to changes in product mix, the negative impact of unfavorable exchange rates, higher depreciation expense related to capacity expansion projects, increased distribution costs, a decrease in pension income and from the shifting of certain personnel into manufacturing departments from selling, general and administrative departments. Soap margins declined due primarily to changes in product mix and higher depreciation expense and from the spreading of manufacturing overheads over a lower sales base.

Operating and Other Expenses. Selling, general and administrative expenses were 21.4% of net sales for the three months ended September 29, 2001, compared to 26.0% for the three months ended September 29, 2000. The decrease primarily reflects a decrease in promotional spending for our shaving blade products and management's efforts to control expenses. Amortization of intangible assets was unchanged at $1.0 million for the three months ended September 29, 2001 and 2000. Interest expense decreased $0.9 million to $4.2 million for the three months ended September 29, 2001, from $5.1 million for the three months ended September 29, 2000, due primarily to lower debt outstanding under the Company's term loans and lower interest rates which were somewhat offset by additional borrowings under the Company' revolving credit facilities.

The Company recorded an estimated loss of $24,034 (net of an estimated income tax benefit of $1,837) for the three months ended September 29, 2001 relating to the disposition of its Cotton and Foot Care segment.

The Company's effective income tax rate from continuing operations was 101.9% for the three months ended September 29, 2001, versus 52.3% for the three months ended September 29, 2000, and varies from the United States statutory rate due primarily to the impact of reduced earnings and nondeductible goodwill amortization, foreign taxes in excess of the U.S. rate and state income taxes, net of the federal tax benefit.


Nine Months Ended September 29, 2001 Compared to Nine Months Ended September 29, 2000

Net Sales. Net sales for the nine months ended September 29, 2001, and for the nine months ended September 29, 2000, were $174.9 million and $178.3 million, respectively, a decrease of $3.4 million, or 1.9%.

Razors and Blades. Net sales of our razors and blades segment for the nine months ended September 29, 2001, and for the nine months ended September 29, 2000, were $154.9 million and $157.2 million, respectively, a decrease of $2.3 million, or 1.5%.

Net sales of shaving razors and blades for the nine months ended September 29, 2001, and for the nine months ended September 29, 2000, were $105.8 million and $106.1 million, respectively, a decrease of $0.3 million, or 0.3%. Net sales of domestic shaving products decreased 10.5% primarily reflecting the negative impact of an increase in promotional programs by certain competitors and inventory reductions by certain customers which were somewhat offset by sales gains relating to the premium rubber grip and long handle disposable razors and the Tri-Flexxx(TM) shaving products. Net sales of shaving products in international markets increased 12.1% (net of a 5% negative impact of unfavorable exchange rates) reflecting stronger sales in certain of the Company's markets. The increase results primarily from increased sales of the Tri-Flexxx(TM), long handle and welter weight disposable shaving products and from increased sales penetration in existing and new markets.

Net sales of blades and bladed hand tools for the nine months ended September 29, 2001, and for the nine months ended September 29, 2000, were $35.9 million and $38.7 million, respectively, a decrease of $2.8 million, or 7.3%. The decrease primarily reflects demand softness related to economic conditions and inventory reductions experienced in certain markets.

Net sales of specialty industrial and medical blades for the nine months ended September 29, 2001, and for the nine months ended September 29, 2000, were $13.2 million and $12.4 million, respectively, an increase of $0.8 million, or 6.1%. Sales of specialty industrial products decreased 8.3% as a result of reduced usage related to economic conditions in certain markets. Sales of medical products increased 19.5% primarily reflecting strong distribution gains.

Custom Bar Soap. Net sales of the Company's custom bar soap products for the nine months ended September 29, 2001, and for the nine months ended September 29, 2000, were $20.1 million and $21.2 million, respectively, a decrease of $1.1 million or 5.2%. The decrease results primarily from decreased sales volume to several pharmaceutical/skin care and specialty customers which was somewhat offset by increased sales volume to a specialty customer.

Gross Profit. Gross profit decreased $11.1 million to $60.3 million for the nine months ended September 29, 2001, from $71.4 million for the nine months ended September 29, 2000. As a percentage of net sales, gross profit was 34.5% for the nine months ended September 29, 2001, and 40.0% for the nine months ended September 29, 2000. Blade margins declined due primarily to changes in product mix, the negative impact of unfavorable exchange rates, higher depreciation expense related to capacity expansion projects, increased distribution costs, a decrease in pension income and from the shifting of certain personnel into manufacturing departments from selling, general and administrative departments. Soap margins declined due primarily to changes in product mix and higher depreciation expense and from the spreading of manufacturing overheads over a lower sales base.

Operating and Other Expenses. Selling, general and administrative expenses were 22.8% of net sales for the nine months ended September 29, 2001, compared to 26.4% for the nine months ended September 29, 2000. The decrease primarily reflects a decrease in promotional spending for our shaving blade products and management's efforts to control expenses. Amortization of intangible assets was unchanged at $2.9 million for the nine months ended September 29, 2001 and 2000. Interest expense decreased $0.1 million to $14.5 million for the nine months ended September 29, 2001, from $14.6 million for the nine months ended September 29, 2000, due primarily to lower debt outstanding under the Company's term loans and lower interest rates which were somewhat offset by additional borrowings under the Company' revolving credit facilities and additional interest expense relating to the interest rate swap agreement.

The Company recorded an estimated loss of $24,034 (net of an estimated income tax benefit of $1,837) for the three months ended September 29, 2001 relating to the disposition of its Cotton and Foot Care segment.

The Company's effective income tax rate from continuing operations was 83.2% for the nine months ended September 29, 2001, and 48.7% for the nine months ended September 29, 2000, and varies from the United States statutory rate due primarily to the impact of reduced earnings and nondeductible goodwill amortization, foreign taxes in excess of the U.S. rate and state income taxes, net of the federal tax benefit.


Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its revolving credit facilities. Net cash provided by operating activities amounted to $11.7 million for the nine months ended September 29, 2001 and $7.2 million for the nine months ended September 29, 2000. Net cash provided by operating activities for the nine months ended September 29, 2001 primarily reflects earnings from operations and an increase in accounts payable which were somewhat offset by changes in accounts receivable, inventories, prepaid expenses and accrued and other expenses. Net cash used in investing activities related primarily to capital expenditures of $10.1 million for the nine months ended September 29, 2001. Net cash used in financing activities resulted from $0.5 million in net borrowings and $0.8 million of deferred loan fees for the nine months ended September 29, 2001.

At September 29, 2001, the Company had approximately $6.0 million available for future borrowings under its revolving credit facilities.

Effective November 8, 2001, the Company amended its Credit Agreement to allow for the sale of its Cotton and Foot Care segment and to waive certain financial ratio requirements for the period from September 28, 2001 to December 31, 2001. The Company requested a short-term waiver of financial covenants in order to 1) complete its analysis of potential reinvestment of the Cotton and Foot Care sale proceeds, and 2) request amendment to future financial covenants to give affect to the disposition of the Cotton and Foot Care segment and expected future operating results.

Because the waiver of financial covenants expires December 31, 2001, the Company has classified the September 29, 2001 balance of the long-term obligations under its Credit Agreement, $106.8 million, as current in the condensed consolidated balance sheet as required by the accounting requirements of EITF No. 86-30, "Classification of Obligations When a Violation Is Waived by the Creditor". The Company has no plans or intentions and is currently not required to repay this debt within the next twelve months. The Company expects to amend its bank Credit Agreement before December 31, 2001 to allow it to meet its financial ratio requirements during 2002 which will allow the Company to reclassify these long-term obligations from current to non-current. The Company will have to evaluate the non-current classification of its $69.3 million 9 7/8% Series B Senior Notes if the Company is unable to amend its Credit Agreement.

On November 7, 2001, the Company signed an agreement for the sale of its Cotton and Foot Care segment to U.S. Cotton, LLC, for approximately $18.0 million in cash. The Company expects the transaction to close in the fourth quarter of 2001. Immediately following the closing, estimated net cash proceeds of approximately $17.0 million will be deposited into a deposit account pending agreement by the Company and participants in the Company's Credit Agreement of a plan for use of the net cash proceeds. It is anticipated that the net cash proceeds will be utilized to repay a portion of the Company's outstanding bank debt, reinvestment in the Company's continuing operations and for operating needs.

The disposition of the Cotton and Foot Care business is advantageous to the Company in management's view. In addition to reducing the Company's debt to EBITDA ratio, the disposition allows the Company to focus its resources on the Company's higher margin Razors and Blades business and to reduce overhead costs over time.

Management believes that the Company's cash on hand, anticipated funds from operations, and the amounts available to the Company under its revolving credit facilities will be sufficient to cover its working capital needs, capital expenditures, debt service requirements and tax obligations for at least the next 12 months.

The Company's ability to fund operations, make capital expenditures and make scheduled principal and interest payments or to refinance its indebtedness will depend upon future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control.

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

The following analysis presents the effect on the Company's earnings, cash flows and financial position as if the hypothetical changes in market risk factors occurred on September 29, 2001 and September 29, 2000. Only the potential impacts of hypothetical assumptions are analyzed. The analysis does not consider other possible effects that could impact the business.

Interest Rate Risk

At September 29, 2001, the Company carried $192.3 million of outstanding debt on its balance sheet, with $120.6 million of that total held at variable interest rates. The Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expired in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. Holding all other variables constant, if interest rates hypothetically increased or decreased by 10%, for the nine months ended September 29, 2001 and 2000, the impact on earnings, cash flow and financial position would not be material. In addition, if interest rates hypothetically increased or decreased by 10% on September 29, 2001, with all other variables held constant, the fair market value of the Company's $69.3 million 9 7/8% Series B Senior Notes would increase or decrease by approximately $2.5 million.

Foreign Currency Risk

The Company sells to customers in foreign markets through foreign operations and through export sales from plants in the U.S. These transactions are often denominated in currencies other than the U.S. dollar. The primary currency exposures are the Euro, British Pound Sterling, Brazilian Real, Canadian Dollar and Mexican Peso.

The Company limits its foreign currency risk by operational means, mostly by locating its manufacturing operations in those locations where it has significant exposures to major currencies. The Company has entered into currency option and forward contracts to partially offset the risk of foreign currency fluctuations. The value of these contracts at September 29, 2001, was not material to the Company's earnings, cash flow or financial position.


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

The Company entered into an interest rate cap agreement and an interest rate swap agreement with a bank, which expired in October 2001, covering $56.3 million of its variable rate debt outstanding to manage its interest rate risk. The Company has also entered into foreign currency option and forward contracts, which expire in monthly amounts through April 2002, to manage its risk of foreign currency fluctuations. These derivatives are not designated as hedges for accounting application. At December 30, 2000, the fair market value of the interest rate cap and swap agreements was an asset of approximately $6,000 and the fair market value of the foreign currency option contracts was a liability of approximately $302,000. At December 30, 2000, there were no foreign currency forward contracts outstanding.

For the three and nine months ended September 29, 2001, the Company recognized a net loss of approximately $1,000 and $259,000, respectively, related to the interest rate swap agreement which is included in interest expense in the consolidated statement of operations. For the three and nine months ended September 29, 2001, the Company recognized a net loss of approximately $622,000 and $78,000, respectively, related to the foreign currency option and forward contracts which is included in selling, general and administrative expenses in the consolidated statement of operations.

In May 2000, the EITF issued EITF No. 00-14, "Accounting for Certain Sales Incentives". EITF No. 00-14 addresses the recognition, measurement, and income statement classification of various sales incentives including discounts, coupons, rebates, and free products or services. EITF No. 00-14 requires a vendor to recognize discounts, coupons and rebate obligations as a reduction of revenue. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." This consensus requires that certain activities such as the payment of "slotting fees", cooperative advertising arrangements and "buy downs" be classified as a reduction of revenue. The Company has historically followed the practice of recording such items as a selling expense. The Company is required to adopt EITF No. 00-14 and EITF No. 00-25 in the first quarter of 2002. At the time of adoption, the Company will reclassify prior quarters and prior year financial statements to conform to the new income statement classification. As the Company believes its current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus it is not expected that the adoption of the consensus will have any impact on the Company's financial position or results of operations. The Company is in the process of determining the amounts to be reclassified.

In January 2001, the EITF reached a consensus on one of the issues currently under consideration within EITF Issue No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future". This consensus requires a vendor to recognize a rebate or refund obligation as a reduction of revenue based on a systematic and rational allocation of the costs of honoring rebates or refunds earned. The Company has historically followed the practice of recording the cost of such items as a selling expense. The Company adopted the consensus in the first quarter of 2001 relating to volume rebates and recorded approximately $379,000 in the first quarter of 2001, approximately $398,000 in the second quarter of 2001 and approximately $427,000 in the third quarter of 2001 of volume rebates as a reduction of revenue. The consolidated statement of operations for the three and nine months ended September 29, 2000 was reclassified to conform to the new classification which resulted in volume rebates of approximately $1,405,000 being reflected as a reduction of revenue. As the Company's current accounting practices relative to the timing and method of recognizing such costs is consistent with the consensus, the adoption of the consensus did not have any impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the Company's earnings and financial position.


Contingencies

Refer to Note G - Contingencies to the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

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


                           PART II, OTHER INFORMATION


Item 1.  Legal Proceedings

          The information called for by this item is provided in Note G - Contingencies to Notes to Condensed Consolidated Financial Statements under Part I, Item 1. - Financial Statements of this Report.


Item 6.  Exhibits and Reports on Form 8-K


     a.   Exhibits

          Asset Purchase Agreement by and between U.S. Cotton, LLC, American Safety Razor Company and certain subsidiaries of American Safety Razor Company, dated as of November 7, 2001 (disclosure schedules relating to the representations and warranties have not been filed; such schedules will be filed supplementally upon the request of the Securities and Exchange Commission).

          Amendment and Waiver Letter No. 3, dated as of November 8, 2001, to the Credit Agreement dated as of April 23, 1999 (as amended), among the Registrant ("Borrower"), RSA Holdings Corp. of Delaware ("Holdings"), and the Lenders, the Issuing Bank and Swing Line Bank, the Syndication Agent, the Co-Arrangers and Bank of America ("Administrative Agent").

     b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 29, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     AMERICAN SAFETY RAZOR COMPANY



November 13, 2001                    By /s/James D. Murphy
-----------------                       -------------------------------------
Date                                    James D. Murphy
                                        President and Chief Executive Officer




November 13, 2001                    By /s/J. Andrew Bolt
-----------------                       -------------------------------------
Date                                    J. Andrew Bolt
                                        Senior Vice President
                                        Chief Financial Officer